Form 10-Q
period 1994-03-31
RE CAPITAL CORP /DE/
filed 1994-05-11
CIK 74347

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549
                        ________________________

                            FORM 10-Q
                        ________________________


     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934
          For the quarterly period ended MARCH 31, 1994

                               OR

     [  ]Transition Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934
          For the transition period from ______to______

                     _________________________________

                     Commission file number: 1-5429
                     _________________________________

                         RE CAPITAL CORPORATION

              Delaware                     13-3351768
      (State of incorporation)  (IRS employer identification no.)

                           Two Stamford Plaza
                             P.O. Box 10148
                      Stamford, Connecticut  06904
                (Address of principal executive offices)

                    Telephone Number:  (203) 977-6100
                ________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No

At May 11, 1994, 7,046,125 shares of common stock, $.10 par value of the registrant were outstanding.

                     RE CAPITAL CORPORATION

                              INDEX



                                                            PAGE
                                                           NUMBER
PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Condensed Consolidated Balance Sheets
          March 31, 1994 and December 31, 1993                3


         Condensed Consolidated Statements of Income
          Three Months Ended March 31, 1994 and 1993          4


         Condensed Consolidated Statements of Cash Flows
          Three Months Ended March 31, 1994 and 1993          5


         Notes to Condensed Consolidated
          Financial Statements                                6



ITEM 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                 8



PART II.  OTHER INFORMATION


ITEM 4.  Submission of Matters to a Vote of Security Holders 10


ITEM 6.  Exhibits and Reports on Form 8-K                    10


Signatures                                                   10


Exhibit 11.0 - Computation of Earnings Per Share             11

RE CAPITAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                              (DOLLARS IN THOUSANDS)
                                              (UNAUDITED)
                                                MARCH 31, DECEMBER 31,
                                                  1994        1993
ASSETS
  Investments:
   Fixed maturities available for sale, at      $324,775     $334,719
      market value(amortized cost:1994-$319,372
    and 1993-$318,868)
   Short-term                                     11,821        8,676

     Total Investments                           336,596      343,395

 Cash                                              1,040          692
 Accrued investment income                         6,086        6,280
 Premiums receivable                              62,134       57,227
 Reinsurance balances recoverable                 12,140       12,557
 Other assets                                     44,215       38,466

     Total Assets                               $462,211     $458,617

LIABILITIES
 Claims and claim expenses                      $203,574     $200,638
 Unearned premiums                                53,016       46,487
 Convertible debentures                           69,000       69,000
 Other liabilities                                11,693       11,719

     Total Liabilities                           337,283      327,844

SHAREHOLDERS' EQUITY
 Preferred stock, $.10 par value, authorized:
   1,000,000 shares, none issued
 Common stock, $.10 par value, authorized:
   50,000,000 shares, issued:  9,536,159 shares      954          954
 Additional paid-in capital                       93,194       93,194
 Unrealized appreciation on fixed maturities
   available for sale, net of tax                  3,566       10,461
 Retained earnings                                56,863       55,890
 Unearned compensation -  restricted common stock (1,555)      (1,632)
 Treasury stock, at cost;  2,490,284 shares      (28,094)     (28,094)

     Total Shareholders' Equity                  124,928      130,773

     Total Liabilities and Shareholders' Equity $462,211     $458,617

See notes to condensed consolidated financial statements.
                                     - 3 -

RE CAPITAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                               (UNAUDITED)
                                  (IN THOUSANDS EXCEPT PER SHARE DATA)
                                      THREE MONTHS ENDED MARCH 31,
                                           1994            1993

REVENUES
 Premiums earned                          $ 29,207       $ 28,732
 Net investment income                       5,197          4,383
 Net realized investment gains                  41            -

   Total                                    34,445         33,115

EXPENSES
 Claims and claim expenses                  21,200         20,415
 Amortization of deferred acquisition costs  8,039          7,939
 Other operating expenses                    2,549          2,177
 Interest expense                              949            353

   Total                                    32,737         30,884

 Income before Federal income taxes          1,708          2,231
 Federal income tax expense                    171            223

   Net Income                             $  1,537       $  2,008

PER SHARE DATA
 PRIMARY EARNINGS PER SHARE:
   Weighted average shares outstanding       7,054          6,463


   Primary earnings per share            $     .22      $     .31


 FULLY DILUTED EARNINGS PER SHARE:
   Weighted average shares outstanding      11,069          6,939

   Fully diluted earnings per share      $     .20      $     .31


 Cash dividends declared per share       $     .08      $     .07


See notes to condensed consolidated financial statements.

RE CAPITAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                    (UNAUDITED)
                                              (DOLLARS IN THOUSANDS)
                                          THREE MONTHS ENDED MARCH 31,
                                                     1994       1993
OPERATING ACTIVITIES

   Net Cash Provided by Operating Activities        $ 5,084   $ 9,403


INVESTING ACTIVITIES

   Sales of fixed maturities                            572       112
   Maturities or calls of fixed maturities            1,000     1,705
   Purchases of fixed maturities                     (2,609)  (17,804)
   Net (purchases) sales of short-term investments   (3,145)    6,520
   Net additions to property and equipment              (61)      (34)

      Net Cash Used in Investing Activities          (4,243)   (9,501)


FINANCING ACTIVITIES

   Cash dividends to shareholders                      (493)     (379)
   Short-term debt borrowings, net                       -        150
   Acquisition of treasury stock                         -        (18)
   Exercise of common stock options                      -         30

      Net Cash Used in Financing Activities            (493)     (217)

   Increase (Decrease) in Cash                          348      (315)

   Cash at Beginning of Year                            692     2,002

      Cash at End of Period                         $ 1,040  $  1,687








See notes to condensed consolidated financial statements.

RE CAPITAL CORPORATION AND SUBSIDIARES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 1994

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements of Re Capital Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Certain balances in the 1993 financial statements have been reclassified to conform to the 1994 presentation. Operating results for any interim period are not necessarily indicative of results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report and Form 10-K for the year ended December 31, 1993.

NOTE 2 - EARNINGS PER SHARE OF COMMON STOCK

Primary earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period, computed in accordance with the assumptions required by the treasury stock method. Fully diluted earnings per share assumes conversion of dilutive convertible debentures and the assumed exercise of all common stock equivalents.

NOTE 3 - INCOME TAXES

The Omnibus Budget Reconciliation Act of 1993, which was signed in August 1993, resulted in a graduated corporate tax rate increase from 34% to 35%, for companies with taxable income in excess of $10,000,000. The Company is not presently affected by this change, as its expected taxable income is below this threshold.

The Company's effective federal income tax rate is less than the statutory tax rate due primarily to tax-exempt interest income.

At March 31, 1994 and December 31, 1993, other assets include net deferred tax assets of $13,706,000 and $9,674,000, respectively.

NOTE 4 - REINSURANCE

All of the Company's premiums are assumed from other insurance companies. The Company also cedes reinsurance to other companies. Risks are reinsured (retroceded) with other companies to permit the recovery of a portion of the Company's losses. The Company remains liable regardless of whether the reinsuring companies meet their obligations under the reinsurance treaties.

RE CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 1994 (CONTINUED)

NOTE 4 - REINSURANCE (CONTINUED)

The components of the Company's reinsurance balances recoverable at March 31, 1994 and December 31, 1993 are summarized as follows (in thousands):

                                           MARCH 31,    DECEMBER 31,
                                             1994          1993
   Ceded claims and claim expenses          $ 8,703        $ 9,039

   Prepaid reinsurance premiums               2,183          2,424

   Reinsurance recoverable on paid losses     1,254          1,094

                                            $12,140        $12,557

The effect of the Company's retrocessional program on premiums written, premiums earned and claims and claim expenses for the three months ended March 31, 1994 and 1993 are summarized as follows (in thousands):

                                             THREE MONTHS ENDED
                                                 MARCH 31,
                                             1994       1993
   Ceded premiums written                 $  1,725    $ 1,387

   Ceded premiums earned                  $  1,965    $ 1,376

   Ceded claims and claim expenses        $    897    $   771

NOTE 5 - DIVIDEND

At its meeting held on March 22, 1994, the Board of Directors of the Company declared a quarterly dividend of $.08 per share payable on June 10, 1994 to shareholders of record on May 18, 1994.
                              - 7 -

RE CAPITAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
MARCH 31, 1994

Management's discussion and analysis of financial condition compares certain financial results for the quarter ended March 31, 1994 with the quarter ended March 31, 1993. The Company is engaged primarily in the underwriting of domestic property and casualty reinsurance through its wholly-owned subsidiary, Re Capital Reinsurance Corporation ("Re Cap").

RESULTS OF OPERATIONS

The Company's net income for the quarter ended March 31, 1994 was $1,537,000 versus $2,008,000 for the comparable 1993 period. Primary and fully diluted earnings per share for the three months ended March 31, 1994 were $.22 and $.20, respectively, as compared with $.31 on both a primary and fully diluted basis for the first quarter of 1993. After-tax net income for the first quarter of 1993 was reduced by $747,000, or $.11 per share on a primary basis ($.06 per share on a fully diluted basis), as a result of losses related to the Northridge earthquake. First quarter 1993 after-tax net income was reduced by $444,000, or $.07 per share, on both a primary and fully diluted basis as a result of the World Trade Center bombing.

Net premiums written for the first quarter of 1994 increased 26.4% to $35,978,000 from $28,467,000 in the first quarter of 1993. Net premiums earned for the first quarter of 1994 and 1993 were $29,207,000 and $28,732,000, respectively. The increase in net premiums written, which is expected to translate into increased premiums earned in subsequent quarters, resulted from a combination of new business written and increased participations on existing business. The growth in premiums written was concentrated in the automobile liability and automobile physical damage lines of business.

The statutory combined ratio for the first quarter of 1994 was 104.0% compared with 105.4% for the first quarter of 1993. The components of the combined ratios for both quarters are as follows:

                                         QUARTER ENDED MARCH 31,
                                           1994         1993
     Loss ratio                            72.6%          71.1%
     Underwriting expense ratio:
       Commission & Brokerage              25.9           27.8
       Other operating expenses             5.5            6.5
     Total expense ratio                   31.4           34.3

     Combined ratio                       104.0%         105.4%

                              - 8 -

RE CAPITAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
MARCH 31, 1994 (CONTINUED)

Losses resulting from the Northridge earthquake increased the Company's 1994 first quarter combined ratio by 3.9 points while the World Trade Center bombing added 2.3 points to the first quarter 1993 combined ratio. Net investment income, exclusive of net realized gains, increased 18.6% to $5,197,000 in the first quarter of 1994 from $4,383,000 recorded in the first quarter of 1993. This increase resulted primarily from an increase in invested assets as a result of the Company's convertible debenture offering which closed in July 1993. Exclusive of investment income allocable to the proceeds of this offering, the Company's net investment income for the quarter ended March 31, 1994 increased by 2.8% over the first quarter of 1993. The pre-tax yield on investments declined to 6.4% in the first quarter of 1994 from 6.9% in the first quarter of 1993.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations aggregated $5,084,000 for the quarter ended March 31, 1994 compared to $9,403,000 for the corresponding period of 1993. Cash flow in the first quarter of 1994 was reduced by the Company's initial interest payment on its convertible debentures of $1,940,000.

The Company's shareholders' equity and Re Cap's statutory surplus at March 31, 1994 amounted to $124,928,000 and $156,685,000, compared with $130,773,000 and $155,530,000 at December 31, 1993.  The
Company's shareholders' equity per share decreased to $17.73 at March 31, 1994 from $18.56 at December 31, 1993. Effective December 31, 1993, the Company adopted Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In connection therewith, the Company recorded a $10,461,000 increase in shareholders' equity for the unrealized appreciation on its fixed income portfolio, net of tax. During the first quarter of 1994, this unrealized appreciation, net of tax, decreased by $6,895,000 or $.98 per share to $3,566,000.

The Board of Directors of the Company declared a quarterly dividend of $.08 per share in the first quarter compared with $.07 per share in the first quarter of 1993.

                   PART II - OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a.  Exhibit 11.0 - Computation of Earnings Per Share.

          b.  Reports on Form 8-K:  None.



                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     SIGNATURE                TITLE                          DATE

/s/ James E. Roberts     President and Chief Executive    May 11, 1994
James E. Roberts          Officer and Director
                          (Principal Executive Officer)



/s/ R. Richard Mueller   Vice President, Chief Financial  May 11, 1994
R. Richard Mueller        Officer and Treasurer
                          (Principal Accounting and
                          Financial Officer)


            RE CAPITAL CORPORATION AND SUBSIDIARIES
    ITEM 6.a. - EXHIBIT 11.0 - COMPUTATION OF EARNINGS PER SHARE
             (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                                   1994       1993
PRIMARY

Average shares outstanding                        6,923      6,329

Weighted average shares of common stock
  equivalents associated with stock options, net    131        134

Total                                             7,054      6,463

Net Income                                      $ 1,537    $ 2,008

Per share amount                                $   .22    $   .31


FULLY DILUTED

Average shares outstanding                        6,923      6,329

Weighted average shares of common stock
  equivalents associated with stock options, net    131        134

Assumed conversion of convertible
 debentures and note                              4,015        476

Total                                            11,069      6,939

Net Income                                      $ 1,537    $ 2,008

Add convertible debenture and note
  interest, net of Federal income tax effect        626        132

Adjusted Net Income                             $ 2,163    $ 2,140

Per share amount                                $   .20    $   .31
