Form 10-Q
period 1994-06-30
RE CAPITAL CORP /DE/
filed 1994-08-12
CIK 74347

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON D.C.  20549
                        ________________________

                                FORM 10-Q
                        ________________________


     [X]      Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                  For the quarterly period ended JUNE 30, 1994

                                        OR

     [ ]      Transition Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934
                For the transition period from _____to_____

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

Yes   X      No

At August 11, 1994, 7,049,795 shares of common stock, $.10 par value of the registrant were outstanding.

                            RE CAPITAL CORPORATION

                                     INDEX

                                                     PAGE
                                                    NUMBER
PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Condensed Consolidated Balance Sheets
          June 30, 1994 and December 31, 1993          3

         Condensed Consolidated Statements of
         Income
          Three and Six Months Ended June 30, 1994
          and 1993                                     4

         Condensed Consolidated Statements of
         Cash Flows
          Six Months Ended June 30, 1994 and 1993      5

         Notes to Condensed Consolidated
          Financial Statements                         6

ITEM 2.  Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                                   8


PART II.  OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of
          Security Holders                            11

ITEM 6.  Exhibits and Reports on Form 8-K             11

Signatures                                            12

Exhibit 11.0 - Computation of Earnings Per Share      13

                           - 2 -

RE CAPITAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                           (UNAUDITED)
                                           (DOLLARS IN THOUSANDS)
                                            JUNE 30, DECEMBER 31,
                                              1994       1993
ASSETS
   Investments:
    Fixed maturities, available for sale,   $334,029   $334,719
     at market value (amortized cost:
     1994 - $333,301 and 1993 - $318,868)
    Short-term                                 6,980      8,676

      Total Investments                      341,009    343,395

   Cash                                          984        692
   Accrued investment income                   6,636      6,280
   Premiums receivable                        63,766     57,227
   Reinsurance balances recoverable           12,205     12,557
   Other assets                               37,118     38,466

      Total Assets                          $461,718   $458,617

LIABILITIES
   Claims and claim expenses                $203,114   $200,638
   Unearned premiums                          53,091     46,487
   Convertible debentures                     69,000     69,000
   Other liabilities                          12,299     11,719

      Total Liabilities                      337,504    327,844

SHAREHOLDERS' EQUITY
   Preferred stock, $.10 par value,
     authorized: 1,000,000 shares, none
     issued
   Common stock, $.10 par value,
     authorized: 50,000,000 shares, issued:
     9,536,454 shares (1994) and 9,536,159
     shares (1993)                               954        954
   Additional paid-in capital                 93,197     93,194
   Unrealized appreciation on fixed
     maturities available for sale, net
     of tax                                      480     10,461
   Retained earnings                          59,154     55,890
   Unearned compensation - restricted
     common stock                             (1,477)    (1,632)
   Treasury stock, at cost; 2,490,284
     shares                                  (28,094)   (28,094)

      Total Shareholders' Equity             124,214    130,773

      Total Liabilities and Shareholders'
        Equity                              $461,718   $458,617

See notes to condensed consolidated financial statements.
                                   - 3 -

RE CAPITAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                        (UNAUDITED)
                            (IN THOUSANDS EXCEPT PER SHARE DATA)
                                THREE MONTHS      SIX MONTHS
                               ENDED JUNE 30,    ENDED JUNE 30,
                                1994    1993      1994     1993
REVENUES
   Premiums earned           $ 35,020 $ 29,624  $ 64,227 $58,356
   Net investment income        5,346    4,510    10,543   8,892
   Net realized investment
    (losses) gains                 (3)     388        38     389

     Total                     40,363   34,522    74,808  67,637

EXPENSES
   Claims and claim expenses   25,626   21,431    46,826  41,846
   Other operating expenses    10,623    9,516    21,211  19,632
   Interest expense               949      316     1,898     669

     Total                     37,198   31,263    69,935  62,147

   Income before Federal
    income tax                  3,165    3,259     4,873   5,490
   Federal income tax expense     311      408       482     631

     Net Income              $  2,854 $  2,851  $  4,391 $ 4,859



PER SHARE DATA
  PRIMARY EARNINGS PER SHARE:
    Weighted average shares
     outstanding                7,048    6,601     7,055   6,532

     Primary earnings per
      share                  $    .40 $    .43  $    .62 $   .74

  FULLY DILUTED EARNINGS PER
   SHARE:
    Weighted average shares
     outstanding               11,063    6,944    11,070   6,927

     Fully diluted earnings
      per share              $    .31 $    .43  $    .51 $   .74


   Cash dividends declared
    per share                $    .08 $    .07  $    .16 $   .14

See notes to condensed consolidated financial statements.

RE CAPITAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             (UNAUDITED)
                                        (DOLLARS IN THOUSANDS)
                                       SIX MONTHS ENDED JUNE 30,
                                              1994       1993

OPERATING ACTIVITIES

     Net Cash Provided by Operating
      Activities                            $ 15,280   $ 9,326



INVESTING ACTIVITIES

   Sales of fixed maturities                   1,262     7,812
   Maturities or calls of fixed maturities     4,250     7,330
   Purchases of fixed maturities             (21,056)  (31,115)
   Net sales of short-term investments         1,696     6,472
   Net additions to property and equipment       (86)      (70)

     Net Cash Used in Investing Activities   (13,934)   (9,571)

FINANCING ACTIVITIES

   Cash dividends to shareholders             (1,057)     (823)
   Exercise of common stock options                3        31
   Short-term debt borrowings, net               -         150
   Acquisition of treasury stock                 -         (18)

     Net Cash Used in Financing Activities    (1,054)     (660)

     Increase (Decrease) in Cash                 292      (905)


Cash at Beginning of Year                        692     2,002

     Cash at End of Period                   $   984   $ 1,097


See notes to condensed consolidated financial statements.

RE CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 1994

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

At June 30, 1994 and December 31, 1993, other assets include net deferred tax assets of $15,540,000 and $9,674,000, respectively.

NOTE 4 - REINSURANCE

All of the Company's premiums are assumed from other insurance companies. The Company also cedes reinsurance to other companies. Risks are reinsured (retroceded) with other companies to permit the recovery of a portion of the Company's losses. The Company remains liable regardless of whether the reinsuring companies meet their obligations under the reinsurance treaties.

RE CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 1994 (CONTINUED)


NOTE 4 - REINSURANCE (CONTINUED)

The components of the Company's reinsurance balances recoverable at June 30, 1994 and December 31, 1993 are summarized as follows
(in thousands):

                                  JUNE 30, 1994 DECEMBER 31, 1993
   Ceded claims and claim expenses    $ 8,401        $ 9,039

   Prepaid reinsurance premiums         2,495          2,424

   Reinsurance recoverable on paid
    losses                              1,309          1,094

                                      $12,205        $12,557

The effect of the Company's retrocessional program on premiums written, premiums earned and claims and claim expenses for the three and six month periods ended June 30, 1994 and 1993 are summarized as follows (in thousands):

                             THREE MONTHS ENDED  SIX MONTHS ENDED
                                  JUNE 30,           JUNE 30,
                               1994     1993      1994     1993
   Ceded premiums written     $2,254   $2,249    $3,979   $3,636

   Ceded premiums earned      $1,942   $1,680    $3,907   $3,056

   Ceded claims and claim
    expenses                  $1,035   $  744    $1,932   $1,515


NOTE 5 - DIVIDENDS

At its meeting held on May 18, 1994, the Board of Directors of the Company declared a quarterly dividend of $.08 per share payable on September 9, 1994 to shareholders of record on August 18, 1994. Subsequently, on July 26, 1994, the Board of Directors of the Company declared a quarterly dividend of $.08 per share payable on December 9, 1994 to shareholders of record on November 18, 1994.

RE CAPITAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
JUNE 30, 1994


Management's discussion and analysis of financial condition compares certain financial results for the three and six month periods ended June 30, 1994 with the corresponding periods of 1993. The Company is engaged primarily in the underwriting of domestic property and casualty reinsurance through its wholly-owned subsidiary, Re Capital Reinsurance Corporation ("Re Cap").

RESULTS OF OPERATIONS

The Company's net income for the quarter ended June 30, 1994 was $2,854,000 versus $2,851,000 for the comparable 1993 period. Primary and fully diluted earnings per share for the three months ended June 30, 1994 were $.40 and $.31, respectively as compared with $.43 on both a primary and fully diluted basis for the quarter ended June 30, 1993. Net income for the six months ended June 30, 1994 was $4,391,000 compared with $4,859,000 for the six months ended June 30, 1993. Primary and fully diluted earnings per share were $.62 and $.51, respectively for the 1994 period and $.74 on both bases for 1993. After-tax net income for the six months ended June 30, 1994 was reduced by $747,000, or $.11 per share on a primary basis ($.06 per share on a fully diluted basis) as a result of losses related to the Northridge earthquake. Net income for the six months ended June 30, 1993 was reduced by $444,000, or $.07 per share on both a primary and fully diluted basis as a result of the World Trade Center bombing.

Net premiums written and net premiums earned for the second quarter of 1994 of $34,782,000 and $35,020,000, increased 16.1%
and 18.2%, respectively from the second quarter of 1993. Net premiums written and net premiums earned for the first half of 1994 increased 21.1% and 10.1%, respectively to $70,760,000 and $64,227,000 from $58,419,000 and $58,356,000 in the first six months of 1993. The increase in net premiums written in 1994 resulted from a combination of new business written and increased participations on existing treaties. The growth in premiums written was concentrated in the automobile liability and automobile physical damage lines of business. In the first six months of both 1994 and 1993, approximately 83% of the Company's business was written on a pro rata basis and 17% on an excess of loss basis.

The statutory combined ratios for the second quarter and six months ended June 30, 1994 were 102.1% and 103.1%, respectively, compared with 103.2% and 104.2% for the 1993

RE CAPITAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
JUNE 30, 1994 (CONTINUED)


second quarter and six month period, respectively. The components of the combined ratios for these periods are as follows:

                             THREE MONTHS ENDED  SIX MONTHS ENDED
                                    June 30,         June 30,
                                 1994     1993    1994     1993

   Loss Ratio                    73.2%    72.4%   72.9%    71.7%
   Underwriting expense ratio:
     Commission & Brokerage      22.7     24.3    24.4     26.0
     Other operating expenses     6.2      6.5     5.8      6.5
   Total expense ratio           28.9     30.8    30.2     32.5

   Combined ratio               102.1%   103.2%  103.1%   104.2%

First quarter losses resulting from the Northridge earthquake increased the Company's combined ratio for the six months ended June 30, 1994 by 1.8 points while the World Trade Center bombing added 1.1 points to the combined ratio for the comparable period of 1993.

Net investment income, exclusive of net realized gains (losses), was $5,346,000 for the quarter ended June 30, 1994, an increase of 18.5% from $4,510,000 recorded in the second quarter of 1993. For the six months ended June 30, 1994, net investment income, exclusive of net realized gains, totalled $10,543,000, an increase of 18.6% from the $8,892,000 recorded in the comparable period of 1993. These increases resulted principally from an increase in invested assets as a result of the Company's convertible debenture offering which closed in July 1993. Exclusive of investment income allocable to the proceeds of this offering, the Company's net investment income for the three and six months ended June 30, 1994 increased by 3.0% and 2.9%, respectively, over comparable 1993 amounts. The pre-tax yield on investments declined to 6.5% for the six months ended June 30, 1994 from 6.9% for the comparable period of 1993.


Included in the Company's net income for the first six months of 1994 were after-tax realized investment gains of $25,000 compared to after-tax realized gains of $257,000 or $.04 per share in 1993. The 1993 gains were the result of the Company selectively selling certain taxable securities and replacing them with tax-exempt securities in order to increase after-tax yield.

RE CAPITAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
JUNE 30, 1994 (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations aggregated $15,280,000 for the six months ended June 30, 1994 compared to $9,326,000 for the corresponding period of 1993. Cash flow from operations for the first six months of 1994 was increased as the result of a restructuring of a cedant trust agreement.

The Company's shareholders' equity and Re Cap's statutory surplus at June 30, 1994 amounted to $124,214,000 and $160,307,000, compared with $130,773,000 and $155,530,000 at December 31, 1993.
The Company's shareholders' equity per share decreased to $17.63 at June 30, 1994 from $18.56 at December 31, 1993. Effective December 31, 1993, the Company adopted Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In connection therewith, the Company recorded a $10,461,000 ($1.48 per share) increase in shareholders' equity for the unrealized appreciation on its fixed income portfolio, net of tax. During the first six months of 1994, this unrealized appreciation, net of tax, decreased by $9,981,000, or $1.41 per share, to $480,000.

The Board of Directors of the Company declared a quarterly dividend of $.08 per share in the second quarter of 1994 compared with $.07 per share in the second quarter of 1993.

                        PART II - OTHER INFORMATION

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 1994 annual meeting of shareholders of the Company was held on May 18, 1994. The following individuals were elected to the Board of Directors of the Company at such meeting: George G. D'Amato, Jr., James E. Roberts and Richard R. West as Class II directors with terms expiring at the 1997 annual meeting and Jean
R. Perrette as a Class I director with a term expiring at the 1996 annual meeting. The stockholder vote on this matter was as follows: 5,566,213 shares for the election of George G. D'Amato, Jr. with 15,770 shares withholding authority to vote; 5,566,363 shares each for the election of James E. Roberts, Richard R. West and Jean R. Perrette with 15,620 shares withholding authority to vote. The following directors, who have continuing terms, were not up for election at this meeting: Dennis E. Hoffmann and Maurice W. Slayton whose terms of office will continue until the 1995 annual meeting; and Donald E. Chisholm and Harold R. Hiser, Jr. whose terms expire at the 1996 annual meeting.

The stockholders also ratified the appointment of Ernst & Young as the Company's independent certified public accountants for 1994. The stockholder vote on this matter was as follows:
5,563,198 shares for ratification, 200 shares against ratification and 18,585 shares abstaining.

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

     a.  Exhibit 11.0 - Computation of Earnings Per Share.

     b.  Reports on Form 8-K:  None.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


   SIGNATURE                   TITLE                   DATE

/s/ James E. Roberts     President and Chief      August 11, 1994
James E. Roberts          Executive Officer
                          (Principal Executive
                           Officer)




/s/ R. Richard Mueller   Vice President, Chief    August 11, 1994
R. Richard Mueller        Financial Officer and
                          Treasurer
                          (Principal Accounting
                           and Financial Officer)


              RE CAPITAL CORPORATION AND SUBSIDIARIES
    ITEM 6.a. - EXHIBIT 11.0 - COMPUTATION OF EARNINGS PER SHARE
               (IN THOUSANDS, EXCEPT PER SHARE DATA)

                             THREE MONTHS ENDED  SIX MONTHS ENDED
                                  JUNE 30,           JUNE 30,
                              1994      1993     1994      1993
PRIMARY

Average shares outstanding    6,923     6,490    6,923     6,410

Weighted average shares of
 common stock equivalents
 associated with stock
 options, net                   125       111      132       122

Total                         7,048     6,601    7,055     6,532

Net Income                  $ 2,854   $ 2,851  $ 4,391   $ 4,859

Per share amount            $   .40   $   .43  $   .62   $   .74



FULLY DILUTED

Average shares outstanding    6,923     6,490    6,923     6,410

Weighted average shares of
 common stock equivalents
 associated with stock
 options, net                   125       113      132       122

Assumed conversion of
 convertible debentures and
 note                         4,015       341    4,015       395

Total                        11,063     6,944   11,070     6,927

Net Income                  $ 2,854   $ 2,851  $ 4,391   $ 4,859

Add convertible debenture
 and note interest, net of
 Federal income tax effect      626       101    1,252       233

Adjusted Net Income         $ 3,480   $ 2,952  $ 5,643   $ 5,092

Per share amount            $   .31   $   .43  $   .51   $   .74
