Form 10-Q
period 1994-09-30
RE CAPITAL CORP /DE/
filed 1994-11-14
CIK 74347

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C.  20549
                             ________________________

                                     FORM 10-Q
                             ________________________


     [X]      Quarterly Report Pursuant to Section 13 or 15(d) of the
                          Securities Exchange Act of 1934
                 For the quarterly period ended SEPTEMBER 30, 1994

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

Yes   X      No

At November 11, 1994, 7,049,840 shares of common stock, $.10 par value of the registrant were outstanding.

                            RE CAPITAL CORPORATION

                                     INDEX

                                                                     PAGE
                                                                    NUMBER
PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Condensed Consolidated Balance Sheets
          September 30, 1994 and December 31, 1993                    3

         Condensed Consolidated Statements of Income
          Three and Nine Months Ended September 30, 1994 and 1993     4

         Condensed Consolidated Statements of Cash Flows
          Nine Months Ended September 30, 1994 and 1993               5

         Notes to Condensed Consolidated
          Financial Statements                                        6


ITEM 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         8

PART II.  OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders         11

ITEM 6.  Exhibits and Reports on Form 8-K                            11

Signatures                                                           11

Exhibit 11.0 - Computation of Earnings Per Share                     12


RE CAPITAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                              (DOLLARS IN THOUSANDS)
                                             (UNAUDITED)
                                            SEPTEMBER 30,  DECEMBER 31,
                                                1994          1993
ASSETS
   Investments:
    Fixed maturities, available for sale,
     at market value                           $334,301    $334,719
     (amortized cost:  1994 - $336,091 and
     1993 - $318,868)
    Short-term                                    8,347       8,676

      Total Investments                         342,648     343,395

   Cash                                           1,224         692
   Accrued investment income                      6,440       6,280
   Premiums receivable                           63,648      57,227
   Reinsurance balances recoverable              13,767      12,557
   Other assets                                  38,308      38,466

      Total Assets                             $466,035    $458,617

LIABILITIES
   Claims and claim expenses                   $203,955    $200,638
   Unearned premiums                             54,616      46,487
   Convertible debentures                        69,000      69,000
   Other liabilities                             13,967      11,719

      Total Liabilities                         341,538     327,844

SHAREHOLDERS' EQUITY
   Preferred stock, $.10 par value, authorized:
     1,000,000 shares, none issued
   Common stock, $.10 par value, authorized:
     50,000,000 shares, issued:  9,540,124
     shares (1994) and 9,536,159 shares (1993)      954         954
   Additional paid-in capital                    93,242      93,194
   Unrealized (depreciation) appreciation on fixed
    maturities available for sale, net of tax    (1,410)     10,461
   Retained earnings                             61,227      55,890
   Unearned compensation - restricted
    common stock                                 (1,422)     (1,632)
   Treasury stock, at cost;  2,490,284 shares   (28,094)    (28,094)

    Total Shareholders' Equity                  124,497     130,773

    Total Liabilities and Shareholders' Equity $466,035    $458,617

See notes to condensed consolidated financial statements.

RE CAPITAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                               (UNAUDITED)
                                   (IN THOUSANDS EXCEPT PER SHARE DATA)
                                     THREE MONTHS        NINE MONTHS
                                  ENDED SEPTEMBER 30, ENDED SEPTEMBER 30,
                                     1994      1993    1994       1993

REVENUES
   Premiums earned                $ 32,102  $ 27,007 $ 96,329  $ 85,363
   Net investment income             5,506     4,907   16,049    13,800
   Net realized investment gains         1       306       39       694

     Total                          37,609    32,220  112,417    99,857

EXPENSES
   Claims and claim expenses        22,684    21,099   69,510    62,945
   Amortization of deferred
    acquisition costs                8,510     6,765   24,380    21,787
   Other operating expenses          2,701     2,464    8,042     7,074
   Interest expense                    948       742    2,846     1,411

     Total                          34,843    31,070  104,778    93,217

   Income before Federal income tax  2,766     1,150    7,639     6,640
   Federal income tax expense
    (benefit)                          129      (171)     611       460

     Net Income                   $  2,637  $  1,321 $  7,028  $  6,180



PER SHARE DATA
   PRIMARY EARNINGS PER SHARE:
     Weighted average shares
      outstanding                    6,955     7,122    6,962     6,731

     Primary earnings per share     $  .38    $  .19  $  1.01   $   .92

   FULLY DILUTED EARNINGS PER SHARE:
     Weighted average shares
      outstanding                   10,978    10,002   10,978     7,997

     Fully diluted earnings
      per share                     $  .30    $  .18   $  .81    $  .86

   Cash dividends declared
    per share                       $  .08    $  .07   $  .24    $  .21


See notes to condensed consolidated financial statements.

RE CAPITAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      (UNAUDITED)
                                                 (DOLLARS IN THOUSANDS)
                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                     1994        1993
OPERATING ACTIVITIES

    Net Cash Provided by Operating Activities      $20,793     $16,924


INVESTING ACTIVITIES

   Purchases of fixed maturities                   (31,691)    (89,500)
   Maturities or calls of fixed maturities          11,545      12,916
   Sales of fixed maturities                         1,262      12,203
   Net sales (purchases) of short-term investments     329      (4,380)
   Net additions to property and equipment             (90)       (261)

    Net Cash Used in Investing Activities          (18,645)    (69,022)

FINANCING ACTIVITIES

   Cash dividends to shareholders                   (1,620)     (1,315)
   Net proceeds from issuance of convertible
    debentures                                         -        67,282
   Short-term debt repayments, net                     -       (14,850)
   Other, net                                            4          15

    Net Cash (Used In) Provided by
       Financing Activities                         (1,616)     51,132

    Increase (Decrease) in Cash                        532        (966)

Cash at Beginning of Year                              692       2,002

    Cash at End of Period                         $  1,224     $ 1,036



See notes to condensed consolidated financial statements.

RE CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 1994

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

At September 30, 1994 and December 31, 1993, other assets include net deferred tax assets of $16,570,000 and $9,674,000, respectively.

NOTE 4 - REINSURANCE

All of the Company's premiums are assumed from other insurance companies. The Company also cedes reinsurance to other companies. Risks are reinsured (retroceded) with other companies to permit the recovery of a portion of the Company's losses. The Company remains liable regardless of whether the reinsuring companies meet their obligations under the reinsurance treaties.

RE CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 1994 (CONTINUED)


NOTE 4 - REINSURANCE (CONTINUED)

The components of the Company's reinsurance balances recoverable at September 30, 1994 and December 31, 1993 are summarized as follows (in thousands):

                                            SEPTEMBER 30,    DECEMBER 31,
                                                1994            1993

   Ceded claims and claim expenses             $ 8,717         $ 9,039

   Prepaid reinsurance premiums                  4,141           2,424

   Reinsurance recoverable on paid losses          909           1,094

                                               $13,767         $12,557

The effect of the Company's retrocessional program on premiums written, premiums earned and claims and claim expenses for the three and nine month periods ended September 30, 1994 and 1993 are summarized as follows (in thousands):

                                   THREE MONTHS ENDED   NINE MONTHS ENDED
                                      SEPTEMBER 30,       SEPTEMBER 30,
                                      1994     1993       1994     1993

   Ceded premiums written           $4,331     $1,460    $8,310   $5,096

   Ceded premiums earned            $2,685     $1,717    $6,592   $4,773

   Ceded claims and claim expenses  $1,436     $  901    $3,368   $2,416

NOTE 5 - DIVIDENDS

At its meeting held on July 26, 1994, the Board of Directors of the Company declared a quarterly dividend of $.08 per share payable on December 9, 1994 to shareholders of record on November 18, 1994.

RE CAPITAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
SEPTEMBER 30, 1994


Management's discussion and analysis of financial condition compares certain financial results for the three and nine month periods ended September 30, 1994 with the corresponding periods of 1993. The Company is engaged primarily in the underwriting of domestic property and casualty reinsurance through its wholly-owned subsidiary, Re Capital Reinsurance Corporation ("Re Cap").

RESULTS OF OPERATIONS

The Company's net income for the quarter ended September 30, 1994 was $2,637,000 versus $1,321,000 for the comparable 1993 period. Primary and fully diluted earnings per share for the three months ended September 30, 1994 were $.38 and $.30, respectively, as compared with $.19 and $.18 on a primary and fully diluted basis, respectively, for the quarter ended September 30, 1993. The Company's 1993 third quarter results were adversely impacted by commercial property claim activity related to the runoff of quota share treaties cancelled prior to 1993. Third quarter 1993 after-tax losses relating to these treaties were $1,180,000 or $.16 per share on a primary basis ($.12 per share on a fully diluted basis).

Net income for the nine months ended September 30, 1994 was $7,028,000 compared with $6,180,000 for the nine months ended September 30, 1993. Primary and fully diluted earnings per share were $1.01 and $.81, respectively, for the 1994 period and $.92 and $.86, respectively, for 1993. After-tax net income for the nine months ended September 30, 1994 was reduced by $808,000, or $.12 per share on a primary basis ($.07 per share on a fully diluted basis) as a result of losses related to the Northridge earthquake. Net income for the nine months ended September 30, 1993 was reduced by $540,000, or $.08 per share on a primary basis ($.07 per share on a fully diluted basis) as a result of the World Trade Center bombing.

Net premiums written and net premiums earned for the third quarter of 1994 of $31,980,000 and $32,102,000 increased 15.3% and 18.9%, respectively, from the third quarter of 1993. Net premiums written and net premiums earned for the first nine months of 1994 increased 19.3% and 12.8%, respectively, to $102,740,000 and $96,329,000 from
$86,155,000 and $85,363,000 in the first nine months of 1993. The increase in net premiums written in 1994 resulted from a combination of new business and increased participations on existing treaties. The growth in premium volume was concentrated in the automobile liability and automobile physical damage lines of business. In the first nine months of 1994, approximately 81% of the Company's business was written on a pro rata basis and 19% on an excess of loss basis. For the comparable period of 1993, 79% of the business written was on a pro rata basis and 21% on an excess of loss basis.

The statutory combined ratios for the third quarter and nine months ended September 30, 1994 were 102.0% and 102.7%, respectively, compared with 110.0% and 106.1% for the 1993

RE CAPITAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
SEPTEMBER 30, 1994 (CONTINUED)


third quarter and nine month period, respectively. The components of the combined ratios for these periods are as follows:

                                  THREE MONTHS ENDED   NINE MONTHS ENDED
                                     SEPTEMBER 30,        SEPTEMBER 30,
                                     1994     1993        1994     1993
  Loss Ratio                         70.7%    78.1%       72.2%    73.7%
  Underwriting expense ratio:
     Commission & Brokerage          25.3     24.7        24.6     25.6
     Other operating expenses         6.0      7.2         5.9      6.8
  Total expense ratio                31.3     31.9        30.5     32.4

  Combined ratio                    102.0%   110.0%      102.7%   106.1%

Losses resulting from the Northridge earthquake increased the Company's combined ratio for the nine months ended September 30, 1994 by 1.3 points while the World Trade Center bombing added one point to the combined ratio for the comparable period of 1993. The impact of the aforementioned commercial property treaties served to increase the 1993 third quarter and nine month combined ratio by
6.6 and 2.1 points, respectively.

Net investment income, exclusive of net realized gains, was $5,506,000 for the quarter ended September 30, 1994, an increase of 12.2% from $4,907,000 recorded in the third quarter of 1993. For the nine months ended September 30, 1994, net investment income, exclusive of net realized gains, totalled $16,049,000, an increase of 16.3% from the $13,800,000 recorded in the comparable period of 1993. These increases resulted principally from an increase in invested assets as a result of the Company's convertible debenture offering which closed in July 1993. Exclusive of investment income allocable to the proceeds of this offering, the Company's net investment income for the three and nine months ended September 30, 1994 increased by 6.1% and 4.0%, respectively, over comparable 1993 amounts. The pre-tax yield on investments declined to 6.5% for the nine months ended September 30, 1994 from 6.9% for the comparable period of 1993.

Included in the Company's net income for the first nine months of 1994 were after-tax realized investment gains of $26,000 compared to after-tax realized gains of $458,000 or $.06 per share on a fully diluted basis in 1993. The 1993 gains were the result of the Company selectively selling certain taxable securities and replacing them with tax-exempt securities in order to increase after-tax yield.

RE CAPITAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
SEPTEMBER 30, 1994 (CONTINUED)


The Company's effective tax rate declined from 9.9% for the six months ended June 30, 1994 to 8.0% for the nine months ended
September 30, 1994. The Company's projection of pre-tax income for the year ended December 31, 1994 now includes a proportionately higher component of tax-exempt income, thereby reducing the expected effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations aggregated $20,793,000 for the nine months ended September 30, 1994 compared to $16,924,000 for the corresponding period of 1993. Cash flow from operations for the first nine months of 1994 was increased as the result of a restructuring of a cedant trust agreement in the second quarter.

The Company's shareholders' equity and Re Cap's statutory surplus at September 30, 1994 amounted to $124,497,000 and $164,495,000, compared with $130,773,000 and $155,530,000 at December 31, 1993.
The Company's shareholders' equity per share decreased to $17.66 at September 30, 1994 from $18.56 at December 31, 1993. Effective December 31, 1993, the Company adopted Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In connection therewith, the Company recorded a $10,461,000 ($1.48 per share) increase in shareholders' equity for the unrealized appreciation on its fixed income portfolio, net of tax. During the first nine months of 1994, the market value of the Company's fixed income portfolio decreased by $11,871,000, net of tax, or $1.68 per share.

The Board of Directors of the Company declared a quarterly dividend of $.08 per share in the third quarter of 1994 compared with $.07 per share in the third quarter of 1993.

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

     SIGNATURE                     TITLE                       DATE

/s/ James E. Roberts     President and Chief Executive    November 11, 1994
James E. Roberts          Officer
                          (Principal Executive Officer)




/s/ R. Richard Mueller   Vice President, Chief Financial  November 11, 1994
R. Richard Mueller        Officer and Treasurer
                          (Principal Accounting and
                          Financial Officer)


                    RE CAPITAL CORPORATION AND SUBSIDIARIES
          ITEM 6.a. - EXHIBIT 11.0 - COMPUTATION OF EARNINGS PER SHARE
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                       THREE MONTHS ENDED   NINE MONTHS ENDED
                                          SEPTEMBER 30,       SEPTEMBER 30,
                                          1994     1993       1994     1993
PRIMARY

Average shares outstanding               6,923    7,038      6,923    6,621

Weighted average shares of common stock
 equivalents associated with stock
 options, net                               32       84         39      110

Total                                    6,955    7,122      6,962    6,731

Net Income                             $ 2,637  $ 1,321    $ 7,028  $ 6,180

Per share amount                       $   .38  $   .19    $  1.01  $   .92

FULLY DILUTED

Average shares outstanding               6,923    7,038      6,923    6,621

Weighted average shares of common stock
  equivalents associated with stock
  options, net                              40       84         40      110

Assumed conversion of convertible
 debentures and note                     4,015    2,880      4,015    1,266

Total                                   10,978   10,002     10,978    7,997

Net Income                             $ 2,637  $ 1,321    $ 7,028  $ 6,180

Add convertible debenture and note
 interest, net of Federal income tax
 effect                                    626      453      1,879      686

Adjusted Net Income                    $ 3,263  $ 1,774    $ 8,907  $ 6,866

Per share amount                       $   .30  $   .18    $   .81  $   .86


</TABLE

                                      - 12 -

