Form 10-K
period 1994-12-31
RE CAPITAL CORP /DE/
filed 1995-02-21
CIK 74347

- - - - --------------------------------------------------------------------------------
- - - - --------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                            ------------------------
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM
      ------------------ TO
      ------------------

                            ------------------------------

                            COMMISSION FILE NUMBER: 1-5429

                            ------------------------------

                                RE CAPITAL CORPORATION

        DELAWARE                          13-3351768
(STATE OF INCORPORATION)     (I.R.S. EMPLOYER IDENTIFICATION NO.)

                              TWO STAMFORD PLAZA,
                        STAMFORD, CONNECTICUT 06904-2148
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                        TELEPHONE NUMBER: (203) 977-6100

                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                                 NAME OF EACH EXCHANGE
                    TITLE OF EACH CLASS                           ON WHICH REGISTERED
- - - - -----------------------------------------------------------  ------------------------------
None                                                         None

          Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.10 Par Value
5 1/2% Convertible Debentures Due August 1, 2000

- - - - --------------------------------------------------------------------------------
- - - - --------------------------------------------------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X No   .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock of the Company held by nonaffiliates of the Company was $71,001,880 on February 10, 1995 (based on the last reported sale price of the Common Stock of the Company on the NASDAQ National Market System on February 10, 1995).

     The number of shares of the Company's Common Stock, $.10 par value (being the only class of common stock of the Company), outstanding on February 10, 1995 was 7,052,799 shares (including 126,600 restricted shares).

     Portions of the definitive proxy statement for the Company's 1995 Annual Meeting of Shareholders and of the special proxy statement for its Special Meeting of Stockholders are incorporated by reference in Part III hereof.

                               TABLE OF CONTENTS

                                                                                         PAGE
  ITEM                                                                                  NUMBER
  ----                                                                                  ------
                                             PART I
   1.    Business.....................................................................     1
   2.    Properties...................................................................    17
   3.    Legal Proceedings............................................................    17
   4.    Submission of Matters to a Vote of Security Holders..........................    17

                                            PART II
   5.    Market for Company's Common Stock and Related Stockholder Matters............    18
   6.    Selected Financial Data......................................................    19
   7.    Management's Discussion and Analysis of Financial Condition
         and Results of Operations....................................................    19
   8.    Financial Statements and Supplementary Data..................................    26
   9.    Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure.........................................................    26

                                            PART III
  10.    Directors and Executive Officers.............................................    26
  11.    Executive Compensation.......................................................    26
  12.    Security Ownership of Certain Beneficial Owners and Management...............    26
  13.    Certain Relationships and Related Transactions...............................    26

                                            PART IV
  14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K..............    26

                                     PART I

ITEM 1.  BUSINESS.

     GENERAL. Re Capital Corporation (the "Company") was incorporated in New Jersey in 1950. On August 10, 1989, the Company changed its state of incorporation to Delaware by merging into a wholly-owned Delaware subsidiary which had been incorporated in 1986. The Company, headquartered in Stamford, Connecticut, engages principally in underwriting domestic property and casualty reinsurance through its wholly-owned subsidiary, Re Capital Reinsurance Corporation ("Re Cap"). Re Cap was incorporated in New Jersey in August 1986 and commenced underwriting activities in October 1986. Re Cap writes only treaty reinsurance and emphasizes working layer excess of loss and proportional treaties. As a working layer reinsurer, Re Cap's loss experience is determined more by loss frequency than by loss severity. Re Cap functions principally as a lead reinsurer. As a lead reinsurer, Re Cap generally conducts underwriting and claims audits of its reinsureds and negotiates the price, terms and conditions of the reinsurance treaties it underwrites. Re Cap's business is generated exclusively through reinsurance intermediaries.

     MERGER AGREEMENT. On January 11, 1995, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Zurich Reinsurance Centre Holdings, Inc. ("ZRC") and ZRC Merger-Sub Corp., a wholly-owned subsidiary of ZRC ("ZRC Merger-Sub").

     The Merger Agreement provides that, at the effective time (the "Effective Time") of the merger (the "Merger"), each share of the Company's common stock, par value $.10 per share ("Common Stock"), outstanding immediately prior to the Effective Time (which may include a certain number of restricted shares to be determined) will, without any action on the part of the holder thereof, be converted into the right to receive $18.50 in cash, without interest. ZRC will assume all obligations under the Company's existing 5 1/2% Convertible Debentures (the "Convertible Debentures") due August 1, 2000 ($69 million outstanding aggregate principal amount as of January 11, 1995) that are not converted into Common Stock prior to the closing of the Merger.

     As more fully described in the Merger Agreement, upon the occurrence of certain specified events, including the occurrence of certain Third Party Business Combinations (as defined in the Merger Agreement), the Company will pay ZRC a fee of $4,500,000 plus an amount equal to the costs and expenses incurred by ZRC in connection with the Merger Agreement, not exceeding $1,000,000.

     Pursuant to an Option and Voting Agreement, dated as of January 11, 1995 (the "Option and Voting Agreement"), between John Deere Insurance Group, Inc. ("Deere Insurance") and ZRC, Deere Insurance has (i) granted ZRC an option (the "Option") to acquire under the circumstances described in the Option and Voting Agreement, at $18.50 per share, its 3,087,598 shares of the Common Stock, comprising approximately 43.8% of the outstanding shares of the Common Stock as of February 10, 1995, and all future shares of Common Stock that Deere Insurance may acquire (the "Deere Insurance Shares"), and (ii) agreed to vote the Deere Insurance Shares in favor of the approval of the Merger and any other related transactions or matters presented in connection with the Merger and against any other proposal which provides for any merger, sale of assets or other Third Party Business Combination, between the Company (or any subsidiary of the Company) and any person or entity, or which is otherwise inconsistent with the Merger or the Merger Agreement.

     During the term of the Option and Voting Agreement (which term generally will terminate on the earlier of the Effective Time and the date of termination of the Merger Agreement), ZRC may exercise the Option, in whole, but not in part, if (i) a Third Party Business Combination occurs or (ii) the Merger Agreement is terminated and ZRC is entitled to payment of expenses and a fee pursuant to applicable provisions of the Merger Agreement. If the Option is exercised, the closing of the purchase would be subject to the receipt of all necessary regulatory approvals. During the term of the Option and Voting Agreement, Deere Insurance may not sell, transfer or otherwise dispose of the Deere Insurance Shares. See "Relationship with Deere Insurance -- Control of the Company."

     The Merger Agreement contains various agreements on the part of the Company that restrict its abilities to operate its business prior to the Effective Time. If the Merger is consummated as planned, the board of directors of the Company will consist of the directors of ZRC Merger-Sub immediately prior to the Effective Time.

     The closing of the Merger is subject to approval by the Company's stockholders, certain state insurance regulatory approvals and certain other customary conditions and approvals. The description contained herein of the Merger and related agreements is qualified in its entirety by reference to the Merger Agreement, the Option and Voting Agreement and the Company's Form 8-K, dated as of January 11, 1995 and filed on January 19, 1995.

INDUSTRY OVERVIEW

     GENERAL. Reinsurance is a contractual arrangement in which an insurance company, the reinsurer, agrees to indemnify another insurance company, the cedant, against all or a portion of the insurance risks underwritten by the cedant under one or more insurance policies. Reinsurance can provide a cedant with several major benefits, including a reduction in net liability on individual risks, catastrophe protection from large or multiple losses and assistance in maintaining acceptable financial ratios. Reinsurance also provides a cedant with additional underwriting capacity by permitting it to accept larger risks and write more business than would be possible without concomitant increases in capital and surplus. The reinsurance transaction can be negotiated directly between the cedant and reinsurer or through a reinsurance intermediary.

     In general, casualty insurance protects the insured against financial loss arising out of its obligation to others for loss or damage to persons or property. Property insurance protects the insured against financial loss arising out of the loss of property or its use caused by an insured peril. Property and casualty reinsurance protects the cedant against loss to the extent of the reinsurance coverage provided. Property reinsurance involves a high degree of volatility but losses generally are reported within a relatively short time period after the event. A greater degree of unpredictability is associated with casualty risks because there tends to be a greater lag in the reporting and payment of casualty claims, due to the nature of the risks and the greater potential for litigation.

TYPES OF REINSURANCE

     TREATY AND FACULTATIVE REINSURANCE. There are two basic types of reinsurance agreements: treaty contracts and facultative certificates. A treaty is an agreement, usually renewable on an annual basis, between a cedant and a reinsurer under which the cedant is required to cede and the reinsurer is required to assume a specified portion of a type or category of risks insured by the cedant under designated types of policies issued during the term of the treaty contract. Under a facultative certificate, the cedant cedes and the reinsurer assumes all or part of the risks insured under a single primary insurance policy. Facultative reinsurance is negotiated separately for each insurance policy that is reinsured. Facultative reinsurance typically is purchased by cedants for individual risks not covered by their reinsurance treaties, for amounts in excess of limits on risks covered by their reinsurance treaties and for unusual risks. Because of the transactional nature of the business and the greater risk generally involved, potential margins on facultative business are often higher than on treaty business. However, the reinsurer's losses also may be higher for facultative business because the reinsurer often assumes a higher potential liability and because the risks reinsured are often more volatile. Underwriting expenses, and in particular personnel costs, are higher on facultative business because each risk is individually underwritten and administered.

     PRO RATA AND EXCESS OF LOSS REINSURANCE. Both treaty and facultative reinsurance can be written on either a pro rata (also known as quota share or proportional) basis or an excess of loss basis. In reinsurance written on a pro rata basis, the reinsurer, in return for a predetermined portion or share of the insurance premium charged by the cedant, indemnifies the cedant against a predetermined portion of the losses and loss adjustment expenses ("LAE") of the cedant under the covered insurance policy or policies. In the case of reinsurance written on an excess of loss basis, the reinsurer indemnifies the cedant against all or a specified portion of losses and LAE on underlying insurance policies in excess of a specified dollar amount, known as the cedant's retention or attachment point, subject to a negotiated reinsurance limit.

     Excess of loss reinsurance often is written in layers. One or a group of reinsurers accepts the risk just above the cedant's retention up to a specified amount, at which point another reinsurer or a group of reinsurers accepts the excess liability or such liability reverts to the cedant. The reinsurer taking on the risk just above the cedant's retention layer is said to write low layer or working layer excess of loss reinsurance. A loss that reaches just beyond the cedant's retention layer will create a loss for the working layer reinsurer, but not for the reinsurers on the higher layers. Losses incurred in working layer reinsurance tend to be more predictable than those in higher layers due to their greater historical frequency. Similarly, premiums for working layer reinsurance tend to be greater than those for higher excess layers due to this greater loss frequency.

REINSURANCE UNDERWRITING

     GENERAL. Re Cap provides treaty reinsurance principally to insurers of commercial and personal lines of casualty insurance. In addition, Re Cap reinsures a limited amount of personal and commercial lines of property insurance. Re Cap generally does not reinsure the following classes: fidelity, surety, mortgage guaranty and aggregate loss ratio covers. Re Cap writes reinsurance through a variety of reinsurance intermediaries representing a diversity of insurers. Re Cap does not conduct business directly with insurers.

     Re Cap also acts as underwriter and claims manager to Deere Insurance. Re Cap acts on Deere Insurance's behalf and in Deere Insurance's name in underwriting and servicing various lines of treaty reinsurance business. See "Relationship with Deere Insurance -- Services Agreements with Deere Insurance."

     Re Cap operates primarily as a lead reinsurer of brokered working layer excess of loss and proportional property and casualty treaty reinsurance. As a lead reinsurer, Re Cap generally is able to negotiate the pricing, terms and conditions of the treaties it underwrites. As a working layer reinsurer, Re Cap writes proportional treaties structured to respond to the "first dollar" of loss and excess of loss reinsurance treaties with relatively low attachment points and relatively low limits of liability. In general, the working layer is "pierced" more frequently than layers which have higher attachment points. This greater loss frequency is offset by the greater premiums that characterize working layer reinsurance. In addition, loss severity generally is more predictable for the working layer than for the higher layers of reinsurance because of the relatively low level of coverage provided. Re Cap's ability to derive an underwriting profit from its working layer business depends primarily on its ability to estimate loss frequency and to a lesser extent on its ability to estimate loss severity.

     Re Cap's casualty treaties are derived largely from insurers concentrating on small to medium commercial liability accounts and on insurers specializing in transportation risks. Additionally, Re Cap reinsures professional liability programs, generally on a claims-made policy form. Reinsurance treaties for such programs are structured with relatively low limits of liability, and most are written on a working layer basis. In general, Re Cap seeks to reinsure programs and lines of casualty insurance in which it believes past experience permits a reasonably accurate estimation of premium adequacy.

     Re Cap's gross written premiums are composed of greater amounts of casualty business than of property writings. Due to the relatively low per occurrence limits to which it restricts itself, Re Cap does not now purchase casualty retrocessions except for the quota share participation of Deere Insurance (see "Relationship with Deere Insurance -- Services Agreements with Deere Insurance"). Re Cap does purchase property retrocessions in addition to the quota share participation of Deere Insurance. Therefore, casualty business represents a greater percentage of Re Cap's net written premiums than of its gross written premiums. The composition of Re Cap's book of business reflects existing market conditions, including the adequacy of reinsurance and insurance pricing for various classes of business, the availability of retrocessions and other factors that vary over time.

     BUSINESS MIX. Re Cap is, and has been since its formation, exclusively a treaty reinsurer with no involvement in facultative reinsurance. Re Cap wrote an aggregate of 133 treaties in 1994 compared with 132 and 125 in 1993 and 1992, respectively. Re Cap's net premiums written for its principal lines of business in aggregate dollars and as percentages of the total of all lines are set forth in the table below for the periods indicated.

                    NET PREMIUMS WRITTEN BY LINE OF BUSINESS
                             (DOLLARS IN THOUSANDS)

                                                           YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------------
                                                1994                 1993                 1992
                                          ----------------     ----------------     ----------------
                                           AMOUNT      %        AMOUNT      %        AMOUNT      %
                                          --------   -----     --------   -----     --------   -----
Casualty:
  Auto Liability........................  $ 52,265    39.5%    $ 39,030    33.7%    $ 44,685    36.8%
  General Liability.....................    38,533    29.1%      36,280    31.3%      38,262    31.6%
  Professional Liability................    16,780    12.7%      19,293    16.7%      17,836    14.7%
  Workers Compensation..................     1,077      .8%         986      .8%       1,192     1.0%
  Medical Malpractice...................       705      .5%       1,516     1.3%       1,363     1.1%
                                          --------   -----     --------   -----     --------   -----
          Total Casualty................   109,360    82.6%      97,105    83.8%     103,338    85.2%
                                          --------   -----     --------   -----     --------   -----

Property:
  Auto Physical Damage..................    13,450    10.2%       8,567     7.4%       3,966     3.3%
  Commercial Per Risk...................     4,133     3.1%       2,235     1.9%       7,621     6.2%
  Aviation, Marine and Other............     2,269     1.7%       1,670     1.5%          48      --
  Mechanical Breakdown..................     1,609     1.2%       5,336     4.6%       5,531     4.6%
  Catastrophe Covers....................     1,600     1.2%         901      .8%         812      .7%
                                          --------   -----     --------   -----     --------   -----
          Total Property................    23,061    17.4%      18,709    16.2%      17,978    14.8%
                                          --------   -----     --------   -----     --------   -----

Total All Lines.........................  $132,421   100.0%    $115,814   100.0%    $121,316   100.0%
                                          ========   =====     ========   =====     ========   =====

     Re Cap writes property and casualty treaties on both a pro rata and working layer excess of loss basis. The distribution of net premiums written by type of reinsurance in aggregate dollars and as a percentage of total net premiums written is set forth in the table below for the periods indicated.

                  NET PREMIUMS WRITTEN BY TYPE OF REINSURANCE
                             (DOLLARS IN THOUSANDS)

                                                           YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------------
                                                1994                 1993                 1992
                                          ----------------     ----------------     ----------------
                                           AMOUNT      %        AMOUNT      %        AMOUNT      %
                                          --------   -----     --------   -----     --------   -----
Casualty:
  Pro Rata..............................  $ 84,416    63.8%    $ 75,619    65.3%    $ 85,265    70.3%
  Excess of Loss........................    24,944    18.8%      21,486    18.5%      18,073    14.9%
                                          --------   -----     --------   -----     --------   -----
                                           109,360    82.6%      97,105    83.8%     103,338    85.2%

Property:
  Pro Rata..............................    20,851    15.7%      17,449    15.1%      16,869    13.9%
  Excess of Loss........................     2,210     1.7%       1,260     1.1%       1,109      .9%
                                          --------   -----     --------   -----     --------   -----
                                            23,061    17.4%      18,709    16.2%      17,978    14.8%

Summary:
  Pro Rata..............................   105,267    79.5%      93,068    80.4%     102,134    84.2%
  Excess of Loss........................    27,154    20.5%      22,746    19.6%      19,182    15.8%
                                          --------   -----     --------   -----     --------   -----
Total...................................  $132,421   100.0%    $115,814   100.0%    $121,316   100.0%
                                          ========   =====     ========   =====     ========   =====

     Re Cap's three largest clients accounted for approximately 59.9% of 1994 gross written premiums. The Company's largest cedant in 1994 was Deere Insurance which contributed $33,953,000 of gross written premium. See "Relationship with Deere Insurance -- Reinsurance of Deere Insurance Member Companies."

     Gross written premiums from United States Security Insurance Company ("USSIC"), the Company's second largest cedant, totalled $25,586,000. USSIC writes private passenger auto liability and physical damage business in the state of Florida.

     Re Cap obtained approximately 17.1% of its 1994 gross written premiums from reinsurance of the Scottsdale Insurance Company and other member companies of the Nationwide Group ("Scottsdale"). An additional 1.3% of Re Cap's 1994 gross written premiums represented retrocessions of Deere Insurance with respect to treaties on which Deere Insurance reinsured Scottsdale. The 18.4% of Re Cap's 1994 gross written premiums derived both directly and indirectly from Scottsdale was obtained from 22 treaties, the largest of which represented approximately 6% of Re Cap's 1994 gross written premiums.

     Loss of all or a substantial portion of the business provided by Deere Insurance, USSIC or Scottsdale could have a material adverse effect on Re Cap's written premiums. If such a loss were to occur, however, the Company believes that the number of treaties in force and the distribution of annual renewal dates throughout the fiscal year would reduce the impact of such a loss. In addition, the Company does not believe that the loss of these treaties would result in a concurrent material decrease in the Company's earnings because the invested assets held for these treaties would continue to earn investment income until paid out over an extended loss payout period.

     MARKETING. Re Cap obtains all of its business through intermediaries which represent the cedant in negotiations for the purchase of reinsurance. The process of effecting a brokered reinsurance placement typically begins when a cedant enlists the aid of an intermediary in structuring a reinsurance program. Often the intermediary will consult with one or more lead reinsurers as to the pricing and contract terms of the reinsurance protection being sought. Once the cedant has approved the terms quoted by the lead reinsurer, the intermediary will offer participation to qualified reinsurers until the program is fully subscribed to by reinsurers at terms agreed to by all.

     By working through intermediaries to originate its business, the Company need not maintain a substantial sales organization which, during periods of reduced premium volume, would comprise a significant and non-productive part of overhead. In addition, management believes that submissions from the intermediary market are more numerous and diverse, including certain targeted specialty coverages, than would be available through a salaried sales organization and that the Company is able to exercise greater selectivity than would be possible in dealing directly with cedants.

     Re Cap pays commissions to intermediaries based on negotiated percentages of the premium it writes. These commissions constitute part of Re Cap's total acquisition costs and are included in its underwriting expenses. Direct writers of reinsurance typically incur higher fixed costs that are included in its underwriting expenses. Reinsurers using intermediaries can lower these costs during a downturn by writing less business and incurring lower brokerage costs. Intermediaries do not have the authority to bind Re Cap with respect to reinsurance agreements nor does Re Cap commit in advance to accept any portion of the business that intermediaries submit to it. Reinsurance business from any cedant, whether new or renewal, is subject to acceptance by Re Cap.

     In 1994, Aon Re, Inc. and Alexander Reinsurance Intermediaries, Inc. accounted for 61% and 23%, respectively, of Re Cap's gross written premiums. Of the 61% of Re Cap's 1994 gross written premiums accounted for by Aon Re, Inc., slightly more than one-third (24%) was derived from reinsurance of transportation business underwritten by Deere Insurance. These two intermediaries are among the ten largest intermediaries in the reinsurance industry. Re Cap's concentration of business through a small number of sources is consistent with the concentration of the property-casualty broker reinsurance market, in which a majority of the business is written through the top ten intermediaries. Loss of all or a substantial portion of the business provided by either of these intermediaries could have a short-term material adverse effect on the business and operations of Re Cap. The Company does not believe, however, that the loss of such business would have a long-term material adverse effect due to the Company's competitive position within the broker reinsurance market and the availability of business from other intermediaries.

     UNDERWRITING. In evaluating treaty opportunities, Re Cap relies heavily on an underwriting process that emphasizes close coordination of underwriting, marketing, claims and accounting functions. As a lead reinsurer, Re Cap is able to derive the majority of its volume from relatively few accounts, permitting not only close review of each new treaty opportunity, but also ongoing monitoring of existing accounts. A substantial amount of Re Cap's premium is derived from reinsurance treaties that are customarily written with an annual anniversary date that enables the lead reinsurers to engage in periodic review and to renegotiate price, terms and conditions when necessary.

     In its role as a lead reinsurer, Re Cap analyzes various aspects of a prospective cedant's business, including, but not limited to, historical loss and exposure data for the program involved, financial statements, rates, rating plans, underwriting guides and business projections. A positive review of this material generally is followed by a claims and underwriting audit conducted at the prospective cedant's office. In addition to evaluating the integrity of the prospective cedant's reserves and the quality of the program to be reinsured, the audit assists in the assessment of the prospective cedant's management and its business plan.

RELATIONSHIP WITH DEERE INSURANCE

     Deere Insurance. Deere Insurance, a wholly-owned subsidiary of Deere & Company, provides a broad range of property-casualty and life insurance products throughout the United States through two divisions and six subsidiary companies. The Deere Insurance property-casualty companies are licensed to transact business in all 50 states, are currently rated "AA" (Excellent) in claims-paying ability by Standard & Poor's Insurance Rating Services, "A+" (Superior) by A.M. Best and, in 1994, had aggregate direct written premiums of approximately $362 million and surplus of $274 million.

     Control of the Company. Deere Insurance owns approximately 43.8% of the outstanding shares of Common Stock (27.9% assuming conversion in full of the Convertible Debentures). Deere Insurance has filed an amendment, dated January 11, 1995, to its Schedule 13D stating that, pursuant to the Option and Voting Agreement, Deere Insurance has (i) granted to ZRC the Option to acquire from Deere Insurance under the circumstances described in the Option and Voting Agreement all, but not less than all, of the Deere Insurance Shares at a purchase price (the "Purchase Price") of $18.50 per share in cash, and (ii) agreed to vote the Deere Insurance Shares in favor of the approval of the Merger and any other related transactions or matters presented in connection with the Merger and against any other proposal which provides for any merger, sale of assets or other Third Party Business Combination, between the Company (or any subsidiary of the Company) and any person or entity, or which is otherwise inconsistent with the Merger or the Merger Agreement.

     During the term of the Option and Voting Agreement (which term generally will terminate on the earlier of the Effective Time and the date of termination of the Merger Agreement), ZRC may exercise the Option, in whole, but not in part, if (i) a Third Party Business Combination occurs or (ii) the Merger Agreement is terminated and ZRC is entitled to payment of expenses and a fee pursuant to applicable provisions of the Merger Agreement. If the Option is exercised, the closing of the purchase would be subject to the receipt of all necessary regulatory approvals. During the term of the Option and Voting Agreement, Deere Insurance may not sell, transfer or otherwise dispose of the Deere Insurance Shares.

     The Option and Voting Agreement also provides that if, after purchasing the Deere Insurance Shares pursuant to the Option, ZRC or any of its affiliates receives any cash or non-cash consideration in respect of the Deere Insurance Shares in connection with a Third Party Business Combination during the period commencing on the date of the closing of the purchase under the Option and ending on the first anniversary thereof, ZRC will promptly pay over to Deere Insurance, as an addition to the Purchase Price, (A) the excess, if any, of the value of such consideration over the aggregate Purchase Price paid for the Deere Insurance Shares by ZRC less (B) the amount of any federal, state, local or other tax paid or payable as a result of, or otherwise attributable to, the sale or other disposition of the Deere Insurance Shares by ZRC.

     The Option and Voting Agreement will terminate on the earlier of (a) the Effective Time and (b) the date of termination of the Merger Agreement, unless the Merger Agreement is terminated (i) by ZRC as a result of its conditions not being satisfied or a material breach by the Company or (ii) by the Company after a reasonable determination by the Board of Directors of the Company that a Business Combination (as defined in the Merger Agreement) will result in a Superior Proposal (as defined in the Merger Agreement), in which case the Option and Voting Agreement will terminate 15 days after termination of the Merger Agreement; provided, however, that if, during such 15-day period, ZRC delivers notice of its exercise of the Option, the Option and Voting Agreement will terminate six months after termination of the Merger Agreement.

     In connection with receiving the approval of the Company's Board of Directors to own more than 15% of the outstanding Common Stock, Deere Insurance entered into an agreement with the Company in which it agreed to give the Company a right of first refusal with regard to any proposed sale of any shares of the Company's Common Stock owned by it, unless such sale is to an entity acquiring more than 50% of the Company's Common Stock. In the Merger Agreement, the Company waived these provisions as they relate to the possible exercise by ZRC of its rights under the Option and Voting Agreement.

     As the Company's largest shareholder, Deere Insurance may be in a position to exert a significant influence on the Company through the election of directors and otherwise and to affect corporate transactions, including the blocking of business combinations of which it may not approve. Dennis E. Hoffmann, Chairman of the Board of Directors of the Company since March 1991, and its Chief Executive Officer from March 1991 to March 1992, is President of Deere Insurance. Conor D. Reilly, Secretary of the Company since 1986, and a partner in the law firm of Gibson, Dunn & Crutcher, counsel to the Company, became a director of Deere Insurance in 1992. George G. D'Amato, Jr., a senior partner in the law firm of D'Amato & Lynch, is a director of the Company and of Deere Insurance. Conflicts of interest could arise with respect to transactions involving Deere Insurance or its affiliates (other than the Company), on the one hand, and the Company, on the other hand. Approval of any such transactions would require the affirmative vote of the disinterested members of the Company's Board of Directors. If ZRC exercises the Option under the circumstances described in the Option and Voting Agreement, ZRC would similarly be in a position to exert a significant influence on the Company. If the Option is exercised, the closing of the purchase would be subject to the receipt of all necessary regulatory approvals. Neither the Option and Voting Agreement nor the Merger Agreement provides ZRC with any right to designate or elect directors of the Company. However, if ZRC exercises the Option under the circumstances described in the Option and Voting Agreement, ZRC would be in a position to significantly influence the designation or election of directors of the Company.

     Reinsurance of Deere Insurance Member Companies. Approximately 24% of Re Cap's gross written premiums in 1994 resulted from reinsurance of long-haul trucking and other transportation business underwritten by John Deere Insurance Company, an Illinois corporation and a wholly owned subsidiary of Deere Insurance ("JDIC"). Approximately 16% and 10% of Re Cap's gross written premiums were derived from this source in 1993 and 1992, respectively, following the entry of JDIC into the field of transportation insurance in the second half of 1991.

     Services Agreements with Deere Insurance. As of May 1, 1987, Re Cap entered into underwriting and claims management services agreements with JDIC. Pursuant to such agreements, JDIC appointed Re Cap as its underwriter and claims manager to act on its behalf and in its name in underwriting and servicing various lines of treaty reinsurance business. Under the original terms of such agreements, JDIC agreed to cede to Re Cap 92.5% of the casualty reinsurance business and 52.725% of the property reinsurance business written by Re Cap in its capacity as underwriter for JDIC. Effective January 1, 1988, the agreements were amended to provide for a 92.5% cession to Re Cap of both property and casualty business written on behalf of JDIC. Re Cap has also agreed to provide JDIC with a quota share participation of 7.5% in other insurance business written by Re Cap. The terms of the agreements as currently in place limit the reinsurance premiums which may be written by Re Cap in its capacity as underwriter for JDIC to no more than $50 million in gross written premium per year. JDIC has informed the Company that it does not currently have any comparable agreements with other reinsurers. These agreements may be terminated by Re Cap and JDIC if, among other things, there is a material change in control of either party.

     Because Re Cap was not eligible for a rating from A.M. Best until 1992, and because it is currently rated "A" (Excellent), the agreements with JDIC have been of substantial value in permitting the Company to respond to opportunities requiring a reinsurer rated "A+" by A.M. Best. During 1994, 15.9% of Re Cap's gross written premium, or $22.8 million, represented business originated by the Company but written by JDIC. This compares with 21% or $26.5 million, respectively, for the year ended December 31, 1993.

     In addition, Deere Insurance and Re Cap are parties to a Right of First Acceptance Agreement, dated June 9, 1993, pursuant to which Deere Insurance agreed to cause its subsidiaries involved in the business of writing property and casualty insurance to offer to Re Cap, subject to certain exceptions, all reinsurance placed by such subsidiaries relating to property and casualty insurance. This agreement may be terminated by either party upon ten days' written notice.

     RESERVES. In many cases, significant amounts of time, ranging up to several years, may elapse between the occurrence of a loss, the reporting of such loss to the reinsurer and the reinsurer's payment of such loss. To recognize liabilities for unpaid losses, Re Cap establishes reserves, which are balance sheet liabilities representing estimates of amounts needed to pay known claims, LAE and reserves for claims and LAE that are incurred but not reported ("IBNR"). Reserves are subject to the effects of trends in loss severity and frequency. Thus, these estimates are reviewed on an ongoing basis and as experience develops and new information becomes known, the liabilities are adjusted as necessary. Such adjustments, if any, are reflected in operating results.

     Re Cap's actuarial department employs a computer-based model to estimate IBNR by reinsurance contract. Reserves are estimated on the basis of individual treaties, rather than classes of business, because loss development patterns vary widely from treaty to treaty, even for similar lines and classes of business. The principal inputs to the model are expected loss ratios and loss reporting patterns. As part of its underwriting of a reinsurance treaty, Re Cap develops estimates of expected loss ratios and reporting patterns by reference to (i) the lines of business underlying the reinsurance treaty, (ii) Re Cap's prior experience with similar lines of business and (iii) industry data. These assumptions are reviewed on an ongoing basis and updated periodically. During Re Cap's initial years of writing reinsurance, it relied primarily on industry data in establishing the expected loss ratios and reporting patterns for its actuarial model. As its business has matured, Re Cap increasingly has considered its own experience in conjunction with the modeled results in establishing reserves. In addition, Re Cap has retained an independent actuarial consulting firm to perform an analysis of reserves and to provide general actuarial consulting services to Re Cap.

     The results of casualty lines of business recently have become less predictable because of latent risks such as asbestos and other pollution liability, whose effects may not be known for many years, and expanded concepts of civil liability. Insurers and reinsurers have made and will continue to make upward adjustments to loss reserves for asbestos and other pollution claims under policies written prior to 1986, when the industry adopted policy changes designed to exclude such claims. Re Cap did not begin underwriting activities until November 1986 and as a result has no known material exposure to latent environmental claims not contemplated or priced for in the underwriting process. Since its inception, Re Cap has written treaties accounting for less than 0.1% of its net written premiums reinsuring policies providing coverage for environmental hazards. Each such treaty reinsures only claims-made coverage for narrowly defined environmental hazards.

     Re Cap establishes loss and LAE reserves for claims when it receives notice of such claims. Re Cap's policy is to establish reserves for reported losses in an amount equal to the greater of the reserve recommended by the cedant or by Re Cap's Claims Department. In the case of excess of loss reinsurance, reserves are established on a case-by-case basis using several factors, including the type of risk involved, knowledge of the circumstances surrounding the claim, severity of injury or damage, estimated ultimate exposure, experience of Re Cap with the cedant, and underlying policy provisions. Re Cap conducts periodic claim audits to determine the adequacy of recommended reserves.

     The following table represents an analysis of Re Cap's claims and claim expenses liability, reconciling the beginning and ending liability balances, net of reinsurance recoverable, for the fiscal years ended December 31, 1994, 1993, and 1992.

           RECONCILIATION OF LIABILITY FOR CLAIMS AND CLAIM EXPENSES
                             (DOLLARS IN THOUSANDS)

                                                               1994         1993         1992
                                                               ----         ----         ----
Net liability for claims and claim expenses, at the
  beginning of year........................................  $191,599     $172,666     $162,985
Provision for claims and claim expenses occurring in the
  current year.............................................    94,547       87,165       90,684
Increase (Decrease) in estimated losses for claims
  occurring in prior years:
     Commutations..........................................        --           --        2,505
     All other business....................................       248       (3,028)        (870)
                                                             --------     --------     --------
Total increase (decrease)..................................       248       (3,028)       1,635
                                                             --------     --------     --------
  Net incurred claims during the current year..............    94,795       84,137       92,319

Payment for claims and claim expenses occurring during:
     The current year......................................    18,117       13,632       16,715*
     Prior years:
       Commutations........................................        --           --       26,378
       All other business..................................    66,739       51,572       39,545
                                                             --------     --------     --------
                                                               84,856       65,204       82,638
                                                             --------     --------     --------

Net liability for claims and claim expenses, at end of
  year.....................................................   201,538      191,599      172,666

Reinsurance recoverables on unpaid losses and LAE,
  at end of year...........................................     8,859        9,039       12,088
                                                             --------     --------     --------

Gross liability for claims and claim expenses, at end of
  year.....................................................  $210,397     $200,638     $184,754
                                                             ========     ========     ========

- - - - ---------------
* Includes $5.3 million in loss payments related to Hurricanes Andrew and Iniki and the Los Angeles riots.

     The following table presents the development of the Company's historical balance sheet liabilities net of ceded reinsurance for the period December 31, 1986 through December 31, 1994. The top of the table shows the estimated liabilities net of ceded reinsurance at the balance sheet date for each of the indicated years. This reflects the estimated amounts of claims and claim expenses for claims arising in that year and in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not yet reported to the Company. The upper portion of the table shows the cumulative subsequently paid amounts as of successive years with respect to that reserve liability. The lower portion of the table shows the reestimated amount of the previously recorded reserve based on experience as of the end of each succeeding year. The estimates change as more information becomes known about the frequency and severity of claims for individual years. A redundancy (deficiency) exists when the reestimated liability at each December 31 is less (greater) than the prior liability estimate. The "Cumulative Redundancy (Deficiency)" depicted in the table for any particular calendar year represents the aggregate change in the initial estimates over all subsequent calendar years.

             ANALYSIS OF NET CLAIMS AND CLAIM EXPENSES DEVELOPMENT
                             (DOLLARS IN THOUSANDS)

                                                                          DECEMBER 31,
                                   -------------------------------------------------------------------------------------------
                                     1994       1993       1992       1991       1990       1989      1988      1987     1986
                                   --------   --------   --------   --------   --------   --------   -------   -------   -----
Net Liability for Unpaid Claims
  and Claim Expenses.............  $201,538   $191,599   $172,666   $162,985   $130,738   $101,958   $61,661   $17,535   $ 244
Cumulative Amount of Liability
  Paid:
  One Year Later.................               66,739     51,572     65,923     37,054     24,984    11,418     3,966     167
  Two Years Later................                          97,916     95,653     64,955     41,770    20,160     6,556     210
  Three Years Later..............                                    124,444     79,553     51,415    26,506     8,458     421
  Four Years Later...............                                                94,619     58,868    30,789     9,920     456
  Five Years Later...............                                                           66,478    33,129    10,740     456
  Six Years Later................                                                                     36,322    11,191     456
  Seven Years Later..............                                                                               12,006     456
  Eight Years Later..............                                                                                          456
Net Liability Reestimated as of:
  One Year Later.................              191,847    169,638    164,620    114,322     92,457    60,797    17,633     700
  Two Years Later................                         171,640    163,027    114,881     79,323    51,209    16,745     574
  Three Years Later..............                                    164,725    113,678     77,995    40,667    13,881     491
  Four Years Later...............                                               115,460     76,884    39,748    12,672     461
  Five Years Later...............                                                           76,869    39,974    12,715     457
  Six Years Later................                                                                     40,469    12,754     456
  Seven Years Later..............                                                                               12,967     456
  Eight Years Later..............                                                                                          456
Cumulative Redundancy
  (Deficiency)...................                 (248)     1,026     (1,740)    15,278     25,089    21,192     4,568    (212)
                                              --------   --------   --------   --------   --------   -------   -------   -----
Cumulative Redundancy
  (Deficiency) Resulting from
  Commutations...................                    0          0     (2,505)    16,675      9,058     1,086         0       0
                                              --------   --------   --------   --------   --------   -------   -------   -----
Cumulative Redundancy
  (Deficiency) as adjusted.......             $   (248)  $  1,026   $    765   $ (1,397)  $ 16,031   $20,106   $ 4,568   $(212)
                                              ========   ========   ========   ========   ========   =======   =======   =====

     The following table presents the development of the Company's historical gross balance sheet liabilities for the period December 31, 1986 through December 31, 1994.

            ANALYSIS OF GROSS CLAIMS AND CLAIM EXPENSES DEVELOPMENT
                             (DOLLARS IN THOUSANDS)

                                                                      DECEMBER 31,
                           ---------------------------------------------------------------------------------------------------
                             1994        1993        1992        1991        1990        1989       1988       1987      1986
                           --------    --------    --------    --------    --------    --------    -------    -------    -----
Net Liability -- End
  of Year................  $201,538    $191,599    $172,666    $162,985    $130,738    $101,958    $61,661    $17,535    $ 244
Reinsurance
  Recoverable............     8,859       9,039      12,088      10,412      10,398       7,902      3,302        528       --
                           --------    --------    --------    --------    --------    --------    -------    -------    -----
Gross Liability -- End of
  Year...................   210,397     200,638     184,754     173,397     141,136     109,860     64,963     18,063      244
Gross Liability
  Reestimated as of:
  One Year Later.........               201,252     181,404     174,270     122,346      99,889     63,762     18,258      575
  Two Years Later........                           183,702     172,317     122,761      85,009     53,788     17,334      575
  Three Years Later......                                       174,329     121,262      83,520     42,211     14,362      502
  Four Years Later.......                                                   123,332      81,947     41,427     12,824      461
  Five Years Later.......                                                                81,789     41,584     13,003      456
  Six Years Later........                                                                           42,000     13,079      456
  Seven Years Later......                                                                                      13,272      456
  Eight Years Later......                                                                                                  456
Cumulative Redundancy
  (Deficiency)...........              $   (614)   $  1,052    $   (932)   $ 17,804    $ 28,071    $22,963    $ 4,791    $(212)
                                       ========    ========    ========    ========    ========    =======    =======    =====

     In evaluating the information contained in the "Analysis of Net Claims and Claim Expenses Development" table ("Net table"), it should be noted that each amount includes the effects of all changes in amounts for prior periods. For example, if a loss determined in 1990 to be $100,000 was first reserved in 1987 at $125,000, the $25,000 redundancy (original estimate minus actual loss) would be included in the Cumulative Redundancy (Deficiency) for each of the years 1987-1990 shown above. This table does not present accident or policy year development data. Conditions and trends that have affected the development of liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

     Additionally, a majority of the Company's business consists of pro rata treaties with sliding scale commission arrangements under which lower than anticipated loss ratios may result in higher ceding commissions and higher than anticipated loss ratios may result in lower ceding commissions. Consequently, the positive impact of favorable loss development on the Company's results may be diminished and the negative impact of adverse loss development may be mitigated, by the existence of such commission arrangements. This fact should be considered in analyzing the tables above.

     The trend depicted in the Net table indicates that reserves held as of December 31, 1990 have developed redundantly due to favorable developments for losses occurring from 1987 through 1990. Specifically, the cumulative redundancies in the Company's Estimates of Liability for Unpaid Claims and Claim Expenses as of December 31, 1990, 1989 and 1988 were $15,278,000, $25,089,000 and $21,192,000, respectively. These redundancies have resulted principally from three factors.

     First, the Company's commutation of certain of its reinsurance agreements with the Integral Insurance Company in the fourth quarter of 1991 caused a decrease in reserves of $10,615,000 from amounts held as of December 31, 1990, and a decrease in reserves of $3,708,000 from amounts held as of December 31, 1989. The decrease in 1990 reserves of $10,615,000 was more than offset by an increase in commissions of $10,945,000 (pursuant to the terms of the commutation).

     Second, a total of four smaller commutations with other cedants during 1990 and 1991 caused a decrease in reserves of $6,060,000 from amounts held as of December 31, 1990, and a decrease in reserves of $5,350,000 and $1,086,000 from amounts held as of December 31, 1989 and 1988, respectively. The decrease in 1990 reserves of $6,060,000 was partially offset by an increase in commissions of $1,114,000 and a reduction in premium accruals of $3,050,000.

     Third, and finally, the remaining redundancies of $16,031,000 and $20,106,000 for reserves as of December 31, 1989 and 1988, respectively, have resulted from favorable loss development, principally for treaties written during 1987 and 1988. The Company's experience for treaties written during these years has been consistent with the favorable development experienced by a majority of its surplus lines client base for this period and reflects the Company's emphasis on pro rata reinsurance.

     For net reserves at December 31, 1991, the table shows a cumulative deficiency of $1,740,000 as of December 31, 1994. As the table indicates, this deficiency resulted from the commutation of certain reinsurance agreements in the fourth quarter of 1992. Excluding the effects of this commutation, which increased reserves by $2,505,000 from December 31, 1991 levels, the Company would have recorded a redundancy of $765,000 for that period.

     Reinsurers may enter into a commutation agreement for a variety of reasons. Such reasons may include, but are not limited to, a desire to close a given underwriting year or to terminate and fully settle a reinsurance relationship because of a change in the reinsurer's evaluation of the cedant. For these and other reasons, Re Cap anticipates that from time to time it may enter into additional commutations.

     RETROCESSIONS. Re Cap does not generally offer limits greater than $1,000,000 per occurrence per treaty on property catastrophe business. For casualty and property per risk business, commitments are generally limited to $750,000 per occurrence, per treaty, but larger commitments may be made subject to the approval of Re Cap's Chief Executive Officer. In practice, Re Cap's commitments for casualty, property per risk, and property catastrophe business average significantly less than $500,000 per occurrence per treaty.

     Due to the relatively low limits afforded by Re Cap on the business it underwrites, it does not now purchase treaty retrocessions on a per risk or per treaty basis except for the quota share participation of Deere Insurance and certain account specific protections. See "Relationship with Deere
Insurance -- Services Agreements with Deere Insurance."

     Re Cap maintains a property catastrophe retrocessional agreement to protect itself against an aggregation of losses resulting from a single event. Factors that have resulted recently in a contraction of capacity for property catastrophe reinsurance have also reduced the availability of property catastrophe retrocessions. Effective April 1, 1994, Re Cap secured retrocessional protection for one year that management believes is adequate for the property treaties that Re Cap writes. Re Cap anticipates that it will extend retrocessional protection through the Merger on acceptable terms.

     Although retrocessional protection does not legally discharge the retroceding reinsurer for its liability for the full amount of coverage provided by its reinsurance agreements, it does make the retrocessionaire liable to the retroceding reinsurer for the portion of the reinsurance retroceded to the retrocessionaire. Regardless of whether a retrocessionaire is able to meet its assumed obligations, Re Cap is liable for these obligations. All retrocessionaires must conform to the Company's security standards and must be specifically approved by the Company's Security Committee which consists of four members of senior management and the Chief Executive Officer. The Security Committee reevaluates the financial condition of the Company's retrocessionaires at least annually. The evaluation process involves financial analysis of current audited financial data and comparative analysis of such data in accordance with guidelines established by Re Cap. Business may not be conducted with retrocessionaires who are not approved by the Security Committee.

     Of the property catastrophe retrocessional coverage obtained by the Company effective April 1, 1994, approximately one-third is provided by domestic companies rated "A-" (Excellent) or better by A.M. Best. The remaining coverage is obtained by the Company principally from Underwriters at Lloyd's of London, LaSalle Re and Zurich Re (UK) Limited. At December 31, 1994, Re Cap had no material uncollectible amounts due from retrocessionaires. Amounts recoverable from all retrocessionaires represented 5.8% of Re Cap's surplus at December 31, 1994, of which more than three-quarters (5% of surplus) was from JDIC.

     CLAIMS. Claims are managed by Re Cap's professional claims department. Its responsibilities include the review of initial loss reports, creation of claim files, determination of whether further investigation is required, establishment of proper reserves and payment of claims. In addition, the Claims Department conducts periodic audits of specific claims and overall claims procedures at the offices of cedants. Prior to Re

Cap's acceptance of most working layer casualty treaties, the Claims Department conducts claims audits at the offices of prospective cedants. Such companies are not reinsured unless the audit results are satisfactory to Re Cap. The Claims Department also conducts annual audits, principally of reserve adequacy, at the offices of Re Cap's cedants. The Claims Department monitors the progress and ultimate outcome of claims to ensure that subrogation, salvage and other cost recovery opportunities are fully explored.

     INVESTMENTS. Re Cap's investments must comply with the insurance laws of the State of New Jersey. These laws prescribe the type, quality and concentration of investments that may be made. In general, these laws permit investments in federal, state and municipal obligations, corporate bonds, preferred stocks and common stocks, real estate mortgages and real estate, within specified limits and subject to certain qualifications. Moreover, in order to be considered an acceptable reinsurer by cedants and intermediaries, a reinsurer must offer financial security. The quality and liquidity of invested assets are important considerations in determining such security.

     The Company is party to an investment advisory agreement with Conning & Company ("Conning"), an insurance research firm providing specialty research, trading, consulting and financial advisory services to the insurance industry. Pursuant to that agreement, Conning advises Re Cap and the Investment Committee of the Company's Board of Directors (the "Investment Committee") as to recommended investment strategies and relevant economic trends and executes all investment transactions on behalf of Re Cap. The investment advisory agreement may be terminated by either party upon written notice. Maurice W. Slayton, a member of the Board of Directors of the Company, is Chairman of the Board, President and Chief Executive Officer of Conning. See Item 12, "Security Ownership of Certain Beneficial Owners and Management" and Item 13, "Certain Relationships and Related Transactions."

     Re Cap's investment policy is determined by the Investment Committee, which also periodically reviews the quality and composition of Re Cap's investments. The Investment Committee sets and regularly revises guidelines to be followed by Conning in making investments for Re Cap. The guidelines currently in place provide that (i) Re Cap's portfolio shall consist entirely of corporate and municipal bonds and a limited amount (less than 10% of the portfolio) of mortgage backed securities, (ii) securities purchased shall have Moody's and Standard & Poors ratings of "A" or better, (iii) corporate and municipal bond issues shall not exceed 5% of any one issue, (iv) funds invested in securities of any single issuer (other than the U.S. Government) shall not exceed 5% of invested assets and (v) maturities of fixed income investments shall not exceed 30 years from the date of purchase. There is no assurance that these guidelines will not be changed in the future by the Investment Committee.

     The Company's current investment strategy seeks to maximize after-tax investment income through a high quality diversified taxable bond and tax-exempt municipal bond portfolio, while maintaining an adequate level of liquidity. Diversification is an important factor in providing the balance necessary to maintain safety of principal, predictability of income, growth of surplus, a strong liquidity position and appropriate asset/liability matching. Although it is difficult to estimate precisely the duration of its liabilities (due to the uncertainty surrounding payout patterns), Re Cap believes that there is a reasonable matching of its assets and liabilities. Re Cap generally invests in securities with contractual maturities of less than 10 years. At December 31, 1994, the average duration of the portfolio was 2.8 years. Re Cap believes (i) it does not face a significant risk of asset/liability mismatching, and (ii) a substantial movement in interest rates would not have a material adverse impact on liquidity, capital resources or results of operations. The Company and Re Cap have no investments in high yield bonds, common or preferred stocks or real estate, which are more susceptible to market fluctuation.

     The table below sets forth the distribution of the Company's consolidated investment portfolio at December 31, 1994, by type, expected maturity and quality rating.

                                                               AVERAGE
                         INVESTMENTS                           MATURITY      MARKET      AMORTIZED
                   (DOLLARS IN THOUSANDS)                      IN YEARS      VALUE         COST
                                                               --------     --------     ---------
TYPE
Tax-exempt bonds(1)..........................................     2.5       $161,252     $159,682
Other taxable bonds..........................................     3.8        101,194      105,669
Mortgage-backed securities(2)................................     5.6         29,576       32,226
Asset-backed securities......................................     3.7         18,589       19,211
U.S. treasury and government agency securities...............     4.0         26,085       27,640
Short-term investments, invested cash and cash...............     0.7          6,198        6,198
                                                               --------     --------     --------
          Total investments and cash.........................     3.3       $342,894     $350,626
                                                                            ========     ========
EXPECTED MATURITY
Due in one year or less......................................     0.5       $ 56,571     $ 56,162
Due after one year through five years........................     2.9        202,107      203,924
Due after five years through ten years.......................     6.1         84,216       90,540
                                                               --------     --------     --------
          Total investments and cash.........................     3.3       $342,894     $350,626
                                                                            ========     ========

                                                                          MARKET       AMORTIZED
                                                                           VALUE         COST
                                                                         ---------     --------
QUALITY (FIXED MATURITY INVESTMENTS)(3)
Aaa --   Tax-exempt bonds..............................................  $118,492     $117,718
         Other taxable bonds...........................................    14,381       15,097
         Mortgage-backed securities....................................    29,576       32,226
         Asset-backed securities.......................................    18,589       19,211
         U.S. treasury and government agency securities................    26,085       27,640
                                                                         --------     --------
                                                                          207,123      211,892
                                                                         --------     --------
 Aa --   Tax-exempt bonds..............................................    33,540       32,781
         Other taxable bonds...........................................    32,691       35,071
                                                                         --------     --------
                                                                           66,231       67,852
                                                                         --------     --------
  A --   Other taxable bonds...........................................    54,122       55,501
         Tax-exempt bonds..............................................     9,220        9,183
                                                                         --------     --------
                                                                           63,342       64,684
                                                                         --------     --------
         Total fixed maturity investments..............................  $336,696     $344,428
                                                                         ========     ========

- - - - ---------------
(1) Includes, at market value, $8,579,000 escrowed to maturity, $55,547,000 pre-refunded in U.S. Government Securities and $60,941,000 insured by Municipal Bond Investors Assurance Corporation, Financial Guaranty Insurance Company, AMBAC Indemnity Corporation and Financial Security Assurance Corporation.

(2) The mortgage-backed securities held in the Company's consolidated investment portfolio consist entirely of real estate mortgage conduits ("REMICs"), which are all in planned amortization class ("PAC") tranches. These securities, which had a market value of $29,576,000 (amortized cost of $32,225,000), are backed by U.S. Government agencies and therefore have the highest credit rating. All mortgage-backed securities held in the portfolio are actively traded in the public markets. The risk inherent in holding mortgage-backed securities is a prepayment risk resulting from possible decreases in interest rates. The Company believes that its exposure to prepayment risk is largely mitigated because the majority of its REMIC securities were purchased in 1993 in a low interest rate environment. Further, the Company's holdings consist entirely of PAC bonds. Such instruments have reduced prepayment risk because they are structured to provide a more certain cash flow to the investor and thereby create a more certain asset/liability match than pass-throughs. Additionally, PAC instruments significantly reduce the Company's likelihood of material capital gains or losses from prepayment.

(3) Ratings as assigned by Moody's Investors Service, Inc. Such ratings are generally assigned upon the issuance of the securities and are subject to revision on the basis of ongoing evaluations.

     COMPETITION. Competitive conditions currently prevail in all sectors of the reinsurance industry. The Company competes with many domestic and foreign insurers and reinsurers, many of which have greater financial, marketing and management resources than the Company. Re Cap competes with both reinsurers that obtain business directly from cedants and with reinsurers that obtain their business through intermediaries. Increased competition in recent years has resulted in a deterioration of reinsurance rates, terms and conditions. The industry is moving toward greater consolidation and to compete effectively, size and financial strength are increasingly important. Transactions tend to have fewer and larger participants, thereby negatively affecting the availability of underwriting opportunities for smaller reinsurers such as the Company. Ceding companies have become more specialized, however, which management believes will favor reinsurers such as the Company with technical underwriting and risk assessment skills and a focus on specialty business.

     Extraordinary catastrophe loss activity since 1989 has caused a contraction in capacity for property catastrophe reinsurance and retrocessions. The reduction in supply precipitated moderate rate increases in this market segment beginning in late 1991. By late 1992, and continuing through 1994, these increases had become significant. Management cannot predict if and when market conditions will change for the remainder of the industry.

     Re Cap received its initial rating of "A-" (Excellent) from A.M. Best in June 1992 (Re Cap was not eligible for a rating by A.M. Best until it had at least five years of operating history). A.M. Best reviews its rating at least annually and, in May 1994, upgraded its "A-" (Excellent) rating to a rating of "A" (Excellent) for Re Cap. A.M. Best's ratings are based on an analysis of the financial condition and operating performance of a reinsurance company as they relate to the industry in general. These ratings represent an independent opinion of a company's financial strength and ability to meet its obligations. Certain insurers use A.M. Best's ratings to assist them in assessing reinsurers. Prior to receiving its A.M. Best rating, Re Cap entered into a reinsurance arrangement with Deere Insurance, which has an A.M. Best rating of "A+," that permits the Company to respond to opportunities requiring a reinsurer rated "A+" by A.M. Best. See "Relationship with Deere Insurance -- Services Agreements with Deere Insurance."

     In September 1993, Re Cap received an initial claims-paying ability rating of "A" (Good) from Standard & Poor's Insurance Rating Services. This rating was affirmed in December 1994. The claims-paying ability rating addresses the financial capacity of the Company to meet its reinsurance obligations.

     REGULATION. Reinsurance agreements generally are not subject to regulation by any government authority with respect to rates or contract terms. In contrast, the rates and policy terms of insurance contracts generally are regulated closely by state insurance departments. As a practical matter, the rates charged by insurers may limit the rates that can be charged by reinsurers.

     Re Cap, as a reinsurer, is subject to regulation and supervision in the states in which it does business. The regulation and supervision relates primarily to the standards of solvency that must be met and maintained, licensing requirements for reinsurers, the nature of and limitations on investments, restrictions on the size of risks which may be reinsured, deposits of securities for the benefit of a cedant, methods of accounting, periodic examinations of the financial condition and affairs of reinsurers, the form and content of reports of financial condition required to be filed, and reserves for unearned premiums, losses and other purposes.

     In addition, the Company and Re Cap are and will be subject to regulation under the insurance statutes, including the insurance holding company statutes, of the states in which Re Cap is licensed. These regulations vary from state to state but generally require insurance holding companies and insurers and reinsurers that are subsidiaries of holding companies to register and file reports concerning their capital structure, ownership, financial condition and business operations. Such regulations also generally require prior regulatory agency approval of (i) changes in control of insurers and reinsurers, (ii) transactions within the holding company structure and (iii) extraordinary dividends. The regulatory agencies of each state have statutory authorization to enforce their laws and regulations through administrative orders and enforcement proceedings.

     Re Cap is domiciled in New Jersey. New Jersey insurance law provides that no corporation or other person, except an authorized insurer, may acquire control of an insurance holding company, and thus indirect control of its New Jersey insurance and reinsurance subsidiary, unless it has given notice to such subsidiary and obtained the prior written approval of the Commissioner of Insurance of the State of New Jersey for such acquisition. Any purchaser of ten percent of the Common Stock of the Company would be presumed to have acquired control of the Company, unless such presumption is rebutted. In 1990, Deere Insurance obtained such approval from the Commissioner of Insurance of the State of New Jersey for such acquisition of control of the Company. Pursuant to the Merger Agreement, ZRC has applied for such approval and that application is pending.

     The Company is a holding company and the principal source of its funds will be cash dividends and tax payments from Re Cap pursuant to a tax sharing agreement. The payment of cash dividends by Re Cap is restricted by state insurance regulations. Under New Jersey law, Re Cap will be permitted to pay dividends only from its statutory surplus, which at December 31, 1994 aggregated $166,596,000. In general, Re Cap cannot pay within any twelve-month period, without prior approval of the New Jersey Insurance Commissioner, dividends which exceed the lesser of 10% of surplus at the end of the previous year or 100% of net investment income for the previous year. The maximum amount of dividends which could be paid by Re Cap to the Company during 1995, without prior regulatory approval, is approximately $16,660,000. To date, Re Cap has never paid a dividend to the Company.

     Re Cap is required to file annual and other reports relating to its financial condition and other matters with the New Jersey Insurance Department. The New Jersey Insurance Department conducts triennial examinations of insurance companies domiciled in New Jersey. Representatives of the New Jersey Insurance Department completed a regular triennial examination of Re Cap's records and business affairs during 1991, for the period ended December 31, 1990, and issued a final report on January 11, 1993, which reported no material deficiencies. Re Cap has been advised that the New Jersey Insurance Department will be conducting an examination during 1995. Re Cap may also be subject to periodic examinations by the insurance departments of other states in which it is currently licensed or becomes licensed.

     Re Cap is licensed in Arizona, California, Delaware, the District of Columbia, Idaho, Illinois, Indiana, Iowa, Kentucky, Maryland, Michigan, Minnesota, Nebraska, New Jersey, New Mexico, New York, North Dakota, Oregon, Pennsylvania, Texas, Utah and Washington as an insurer and a reinsurer; and in Connecticut, Florida, Georgia, Louisiana, Massachusetts, Montana, Nevada, Ohio, Puerto Rico, Rhode Island, South Carolina, South Dakota, Tennessee, and Wisconsin as a reinsurer. Re Cap is an admitted reinsurer in Colorado, Missouri, North Carolina, Vermont and Virginia. Re Cap has filed applications for a license in the states of Arkansas, Mississippi and Oklahoma. In addition to the above listed states, Re Cap believes that insurers domiciled in Hawaii and Wyoming may presently take credit for reinsurance ceded to Re Cap.

     In addition to the regulatory requirements imposed by the jurisdictions in which they are licensed, reinsurers are subject to indirect regulatory requirements imposed by jurisdictions in which their cedants are licensed through the credit for reinsurance mechanism. The effect of reinsurance on statutory financial statements is a principal reason for a cedant to enter into a reinsurance agreement. In general, an insurer which obtains reinsurance from a reinsurer that is licensed or accredited by the state in which the insurer files financial statements is permitted to take credit on its statutory financial statements in an aggregate amount equal to the liability for unearned premiums and for loss and LAE reserves ceded to the reinsurer. The great majority of states, however, permits the reduction in statutory surplus resulting from reinsurance obtained from an unlicensed or nonaccredited reinsurer to be offset to the extent that the reinsurer provides a letter of credit or other qualified form of funding to the ceding insurer to support its obligation under the reinsurance agreement.

     Recently, the insurance and reinsurance regulatory framework has been subject to increased scrutiny by the National Association of Insurance Commissioners (the "NAIC"), state legislatures, insurance regulators and the United States Congress. State legislatures have considered or enacted legislative proposals that alter, and in many cases increase, state authority to regulate insurance companies and holding company systems.

The NAIC and state insurance regulators have been reexamining existing laws and regulations, with an emphasis on insurance company investment and solvency issues. Legislation has been introduced in Congress that could result in the federal government assuming some role in the regulation of the insurance industry. It is not possible to predict the future impact of changing state and federal regulation on the operations of the Company.

     In December 1993, the NAIC adopted final minimum capitalization requirements for property-casualty insurance and reinsurance companies known as the risk-based capital model. The NAIC's stated objective in developing these risk-based capital standards is to improve solvency monitoring. Formal implementation of these new minimum capitalization requirements will occur concurrent with the filing of 1994 annual statements. Re Cap believes that its capital and surplus are adequate to meet the risk-based capital requirements contained in the NAIC's model.

     The NAIC's Insurance Regulatory Information System ("IRIS") was developed by a committee of state insurance regulators and is intended primarily to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies eleven industry ratios and specifies "usual values" for each ratio. Departure from the usual values on four or more of the ratios can lead to inquiries from state insurance commissioners. As of December 31, 1994, Re Cap's results were within the usual values for eleven of the twelve ratios.

     Some states have adopted, or are considering adopting, laws and regulations that limit the right of offset by reinsurers. Offset permits two contracting parties with reciprocal obligations to set off those obligations against each other to arrive at a net balance due and to pay only that balance. The right of offset is important primarily for reinsurers which both cede business to and assume business from the same entities, and would then become relevant if and when any such entity becomes insolvent. There is currently only one entity
(JDIC) which Re Cap both cedes business to and assumes business from. The NAIC recently amended its Insurers Rehabilitation and Liquidation Model Act to limit offset under certain circumstances. These provisions have been adopted in only a few states, and have been rejected by several others. Some states have no laws governing offset and rely on common law principles; other states have adopted a wide range of offset provisions. Because liquidation of insurers is generally governed by the insurance insolvency laws of the state of domicile of the insolvent insurer or reinsurer, and those laws may vary widely and are subject to possible change, it is difficult to predict what impact, if any, these provisions will have on Re Cap.

     EMPLOYEES. At January 31, 1995, the Company employed 41 persons. No employees are represented by a labor union, and the Company's management believes that its employee relations are good.

ITEM 2.  PROPERTIES.

     The Company's corporate offices are located at Two Stamford Plaza, 281 Tresser Boulevard, Stamford, Connecticut 06904-2148. The Company's corporate office is occupied pursuant to a lease covering approximately 26,295 square feet of office space. This lease expires in 2001. The lease has minimum annual rentals, not including costs of certain escalation clauses, of $1,067,000 through 1996 and 85% of the fair market value from 1997 to 2001. In addition, Re Cap maintains a corporate office in Fort Lee, New Jersey.

ITEM 3.  LEGAL PROCEEDINGS.

     There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of the property of the Company or its subsidiaries is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders during the fourth quarter of 1994.

                                    PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

     Effective June 23, 1993, the Company's Common Stock began trading on the NASDAQ National Market System under the symbol RCAP. Previously the Company's stock was listed on the American Stock Exchange under the symbol RCC. The following table sets forth, for the periods indicated, the high and low closing sales prices per share of the Company's Common Stock as reported by the NASDAQ National Market System and dividends declared and subsequently paid.

                                                            MARKET PRICE
                                                           --------------
                                                           HIGH       LOW       DIVIDENDS
                                                           ----       ---       ---------
 1994  First Quarter.................................      14 3/4     13          $ .08
       Second Quarter................................      14         12 1/4      $ .08
       Third Quarter.................................      13 1/4     12 1/2      $ .08
       Fourth Quarter................................      13 1/4     12          $ .08
 1993  First Quarter.................................      16 1/2     14 5/8      $ .07
       Second Quarter................................      15 1/2     14          $ .07
       Third Quarter.................................      15 1/4     13 1/4      $ .07
       Fourth Quarter................................      15 1/2     13 1/4      $ .07

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" for information regarding statutory restrictions on the payment of dividends by the Company's subsidiary, Re Cap. As of February 8, 1995, there were approximately 245 shareholders of record.

ITEM 6.  SELECTED FINANCIAL DATA.

     Set forth below is certain selected consolidated financial information for the last five fiscal years. This information should be read in conjunction with the consolidated financial statements of Re Capital Corporation and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                        1994         1993         1992         1991         1990
                                      --------     --------     --------     --------     --------
YEAR ENDED DECEMBER 31
Premiums written....................  $132,421     $115,814     $121,316     $140,533     $106,615
                                      ========     ========     ========     ========     ========
Premiums earned.....................   129,398     $112,681     $118,443     $134,846     $102,523
Net investment income...............    21,696       18,934       17,270       15,953       12,658
Net realized investment gains
  (losses)..........................        39          694          342          118          (19)
                                      --------     --------     --------     --------     --------
Total revenues......................   151,133      132,309      136,055      150,917      115,162
                                      ========     ========     ========     ========     ========
Net income..........................  $  7,907     $  8,037     $  2,309(1)  $  8,929     $  9,772
                                      ========     ========     ========     ========     ========
Per share data:
  Primary earnings per share........  $   1.14     $   1.18     $    .35(1)  $   1.24     $   1.44
  Fully diluted earnings per
     share..........................       .95         1.06          .35(1)      1.24         1.44
  Cash dividends declared per
     share..........................       .32          .28          .24          .15           --

AT YEAR-END
Total investments and cash..........  $342,894(3)  $344,087(3)  $256,036     $254,040     $192,955
Total assets(2).....................   466,232(3)   458,617(3)   366,728      348,692      290,889
Long-term debt......................    69,000       69,000       10,000       10,000           --
Shareholders' equity................   121,207(3)   130,773(3)   103,893      109,666      104,126
Equity per share outstanding........     17.19(3)     18.56(3)     16.42        16.07        15.05

- - - - ---------------
(1) Includes a nonrecurring addition of $868,000 or $.13 per share, as the result of the Company's adoption, effective January 1, 1992, of SFAS No. 109, "Accounting for Income Taxes."

(2) 1992 and all prior balances have been reclassified for comparative purposes to reflect the provisions of SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts."

(3) Effective December 31, 1993, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The Company is engaged primarily in property and casualty reinsurance underwriting through its wholly-owned subsidiary, Re Cap.

MERGER AGREEMENT

     On January 11, 1995, the Company entered into the Merger Agreement with ZRC and ZRC Merger-Sub.

     The Merger Agreement provides that, at the Effective Time of the Merger, each share of the Company's Common Stock, outstanding immediately prior to the Effective Time (which may include a certain number of restricted shares to be determined) will, without any action on the part of the holder thereof, be converted into the right to receive $18.50 in cash, without interest. ZRC will assume all obligations under the Company's Convertible Debentures due August 1, 2000 ($69 million outstanding aggregate principal amount as of January 11, 1995) that are not converted into Common Stock prior to the closing of the Merger.

     As more fully described in the Merger Agreement, upon the occurrence of certain specified events, including the occurrence of certain Third Party Business Combinations, the Company will pay ZRC a fee of $4,500,000 plus an amount equal to the costs and expenses incurred by ZRC in connection with the Merger Agreement, not exceeding $1,000,000.

     Pursuant to the Option and Voting Agreement, between Deere Insurance and ZRC, Deere Insurance has (i) granted ZRC the Option to acquire under the circumstances described in the Option and Voting Agreement, at $18.50 per share, the Deere Insurance Shares, and (ii) agreed to vote the Deere Insurance Shares in favor of the approval of the Merger and any other related transactions or matters presented in connection with the Merger and against any other proposal which provides for any merger, sale of assets or other Third Party Business Combination, between the Company (or any subsidiary of the Company) and any person or entity, or which is otherwise inconsistent with the Merger or the Merger Agreement.

     During the term of the Option and Voting Agreement (which term generally will terminate on the earlier of the Effective Time and the date of termination of the Merger Agreement), ZRC may exercise the Option, in whole, but not in part, if (i) a Third Party Business Combination occurs or (ii) the Merger Agreement is terminated and ZRC is entitled to payment of expenses and a fee pursuant to applicable provisions of the Merger Agreement. If the Option is exercised, the closing of the purchase would be subject to the receipt of all necessary regulatory approvals. During the term of the Option and Voting Agreement, Deere Insurance may not sell, transfer or otherwise dispose of the Deere Insurance Shares. See "Relationship with Deere Insurance -- Control of the Company."

     The Merger Agreement contains various agreements on the part of the Company that restrict its abilities to operate its business prior to the Effective Time. If the Merger is consummated as planned, the board of directors of the Company will consist of the directors of ZRC Merger-Sub immediately prior to the Effective Time.

     The closing of the Merger is subject to approval by the Company's stockholders, certain state insurance regulatory approvals and certain other customary conditions and approvals. The description contained herein of the Merger and related agreements is qualified in its entirety by reference to the Merger Agreement, the Option and Voting Agreement and the Company's Form 8-K, dated as of January 11, 1995 and filed on January 19, 1995.

OVERVIEW

     The operating results of the Property and Casualty Industry (the "P&C Industry"), including the Company, are subject to significant fluctuations due to numerous factors including premium rate competition, catastrophic and unpredictable events (including man-made and natural disasters), general economic and social conditions, interest rates and changes in tax laws and regulatory developments. The P&C Industry has been characterized by cycles in which a period of improved profitability has led to increased capacity and more competition, which has resulted in diminished profitability. This part of the cycle has been followed by a reduction in capacity and the partial or complete withdrawal or the insolvency of a number of insurers and reinsurers, leading to decreased competition and improved rates and profitability.

     The industry experienced an extended down cycle from 1979 to the end of 1984. Underwriting losses in that period grew significantly as a result of severe price competition and an increase in the frequency and severity of reported losses. The industry was affected by expanding theories of tort and insurer liability and by growing exposure to long-tail risks, such as asbestos and other pollution claims, which were not adequately taken into account in the pricing, terms and conditions of insurance and reinsurance being written. At the same time, premium rates declined as competition in the industry increased. These conditions led to a decline in the surplus of insurers and reinsurers and a number of insurance and reinsurance companies became insolvent or voluntarily withdrew from the market. From 1985 to 1987, the demand for reinsurance increased and reinsurance pricing and underwriting results improved. This attracted increased capacity into the industry as insurers and reinsurers strengthened their surplus through capital infusions and retained earnings. From mid-1987 and continuing through 1994, the P&C Industry experienced increased competition and reduced premium rates. This competition has been much more pronounced in certain areas than in others.

Competition has been most severe in the areas of commercial property insurance and excess limits of casualty insurance for larger insureds. In addition, cedants have raised their retentions, resulting in a reduction in demand for reinsurance and concomitant overcapacity in the reinsurance industry.

     The catastrophe losses in the property insurance market in 1992 and again in 1994 negatively affected the surplus of many property insurers and reinsurers, most of which also write casualty business. At the same time, cash flows are under continuing pressure from both large catastrophe loss payments and continued low rates of premium growth caused by the persistence of competitive market conditions. Additionally, the historically low interest rates that prevailed during 1993 have had a negative impact on the P&C Industry's investment income. Despite these factors, competitive market conditions prevail in the P&C industry.

UNDERWRITING RESULTS

     The underwriting results of a property and casualty insurer or reinsurer typically are evaluated by reference to its loss ratio, expense ratio and combined ratio, determined on the basis of statutory accounting practices ("SAP"). Underwriting profit is only one element of overall profitability, which also includes investment results, interest expense and the effects of income taxation. Accordingly, the combined ratio alone should not be used to measure overall profitability.

     The historical changes in Re Cap's losses and LAE principally result from changes in its premiums earned, the mix of business between pro rata and excess of loss reinsurance and the profitability of the treaties written. During the period 1992-1994, the casualty lines of business reinsured by Re Cap did not change significantly, other than an increase in auto liability business. During the same three year period the composition of the property lines of business reinsured by the Company changed dramatically. Auto physical damage premiums increased 239% while premiums for the mechanical breakdown and commercial per risk lines decreased 71% and 46%, respectively. In the aggregate, however, property premiums as a percentage of net premiums written, increased only marginally from 15% to 17%.

     Re Cap writes a significant amount of business with sliding scale commission arrangements. Lower loss ratios (subject to minimums) will thus result in higher commissions, while higher loss ratios (subject to maximums) will result in lower commissions. For this reason, the Company focuses on the combined ratios rather than comparing loss and expense ratios from different years. Based on this important benchmark, Re Cap equaled or outperformed the reinsurance industry in each of the eight full years of its existence. Management attributes these favorable comparisons to the adherence to strict underwriting standards and overhead cost controls.

     The following table sets forth, for the periods indicated, Re Cap's SAP combined ratios and the components thereof, and the combined ratios for the reinsurance industry (based on the Company's analysis of Reinsurance Association of America data).

                                                         YEAR ENDED DECEMBER 31,
                                  ---------------------------------------------------------------------
                                  1994      1993     1992     1991     1990     1989     1988     1987
                                  -----     -----    -----    -----    -----    -----    -----    -----
Loss Ratio.....................    73.3%     74.7%    77.8%    61.1%    61.6%    68.8%    67.4%    64.2%
Underwriting Expense Ratio:
  Commission and Brokerage.....    25.1      25.5     28.8     35.6     30.9     24.3     24.3     25.6
  Other Operating Expenses.....     6.0       6.7      6.6      5.3      6.5      6.2      6.7      9.0
                                  -----     -----    -----    -----    -----    -----    -----    -----
     Total Expense Ratio.......    31.1      32.2     35.4     40.9     37.4     30.5     31.0     34.6
                                  -----     -----    -----    -----    -----    -----    -----    -----
Combined Ratio.................   104.4%    106.9%   113.2%   102.0%    99.0%    99.3%    98.4%    98.8%
                                  =====     =====    =====    =====    =====    =====    =====    =====

Reinsurance Industry Combined
  Ratio........................   107.1%*   106.9%   119.0%   107.1%   106.1%   106.9%   102.7%   102.4%
                                  =====     =====    =====    =====    =====    =====    =====    =====

- - - - ---------------
* As of September 30, 1994.

COMPARISON OF FISCAL YEARS 1994-1992

     The Company's 1994 net income of $7,907,000 decreased by 1.6% from net income of $8,037,000 for the year ended December 31, 1993. Operating income, excluding after-tax realized investment gains and the expenses associated with a possible merger or other corporate transactions in 1994, increased by 18.9% from $7,579,000 in 1993 to $9,015,000 for the year ended December 31, 1994. Primary and fully diluted earnings per share for the year ended December 31, 1994 were $1.14 and $.95, respectively, versus $1.18 and $1.06, respectively for the year ended December 31, 1993. The improvement in the Company's 1994 operating results principally reflects a significant decrease in property losses during the year. Results for 1993 were adversely impacted by the unfavorable runoff of quota share commercial property treaties cancelled prior to 1993. Both net income of $2,309,000 and operating income of $1,215,000, for the year ended December 31, 1992, were substantially reduced by property catastrophe losses and a commutation charge.

REVENUES

     Net premiums written and net premiums earned for the year ended December 31, 1994 of $132,421,000 and $129,398,000 increased 14.3% and 14.8%, respectively from $115,814,000 and $112,681,000 for the year ended December 31, 1993. The increase in net premiums written in 1994 resulted from a combination of new business and increased participations on existing treaties. The growth in premium volume was concentrated in the auto liability and auto physical damage lines of business. The 33.9% growth in the auto liability premiums was primarily attributable to an increase in the cessions from Re Cap's two largest cedants. Similarly, the increase of $4,883,000 or 57% in auto physical damage premiums relates almost entirely to an increase in Re Cap's share of premiums assumed from its second largest client. These increases were partially offset by a 71% decrease in mechanical breakdown premiums as a result of an adjustment to a retrocessional program.

     In 1993, net premiums written of $115,814,000 and net premiums earned of $112,681,000 declined 4.5% and 4.9%, respectively, when compared to 1992. These decreases were almost entirely attributable to the cancellation or non-renewal in 1992 of a majority of the Company's commercial property per risk treaties. Due to the inadequate pricing which prevailed in this segment of the market, the Company reduced its pro rata commercial property writings by 71%, from $7,621,000 in 1992 to $2,235,000 in 1993. Conversely, the Company increased its writings of auto physical damage business during 1993 by approximately $4,600,000. This increase was principally attributable to market opportunities presented in the wake of Hurricane Andrew. Also, during 1993, auto liability premiums declined 12.6%, primarily as a result of the nonrenewal of two commercial trucking treaties. The following table summarizes the Company's net premiums written by line of business for the years 1992-1994.

                                                                YEAR ENDED DECEMBER 31,
                                                             ------------------------------
                                                               1994       1993       1992
                                                             --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
    Casualty:
      Auto Liability.......................................  $ 52,265   $ 39,030   $ 44,685
      General Liability....................................    38,533     36,280     38,262
      Professional Liability...............................    16,780     19,293     17,836
      Workers Compensation.................................     1,077        986      1,192
      Medical Malpractice..................................       705      1,516      1,363
                                                             --------   --------   --------
              Total Casualty...............................   109,360     97,105    103,338
                                                             --------   --------   --------
    Property:
      Auto Physical Damage.................................    13,450      8,567      3,966
      Commercial Per Risk..................................     4,133      2,235      7,621
      Aviation, Marine and Other...........................     2,269      1,670         48
      Mechanical Breakdown.................................     1,609      5,336      5,531
      Catastrophe Covers...................................     1,600        901        812
                                                             --------   --------   --------
              Total Property...............................    23,061     18,709     17,978
                                                             --------   --------   --------
    Total All Lines........................................  $132,421   $115,814   $121,316
                                                             ========   ========   ========

CLAIMS AND CLAIM EXPENSES

     Re Cap's statutory combined ratio improved by 2.5 points to 104.4% in 1994, reflecting a reduction in property losses between 1993 and 1994. The impact of property catastrophe losses was comparable in both years. In 1994, the Northridge earthquake increased the combined ratio by 1.0 point and reduced fully diluted earnings by $.08 per share. The World Trade Center bombing and Midwest floods increased the 1993 combined ratio by 0.9 points and also decreased fully diluted earnings by $.08 per share. In 1992, Hurricanes Andrew and Iniki and the Los Angeles riots added 5.9 points to the combined ratio and reduced earnings per share by $.65.

                                                                  1994      1993      1992
                                                                  -----     -----     -----
    Combined ratio..............................................  104.4%    106.9%    113.2%
    Property catastrophe losses.................................   (1.0)     (0.9)     (5.9)
                                                                  -----     -----     -----
    Catastrophe adjusted combined ratio.........................  103.4%    106.0%    107.3%
                                                                  =====     =====     =====

     Excluding catastrophe losses, the Company's combined ratio in 1994 and 1993 exceeded its average of 102.7% for its first six full years of operation (1987-1992) by 0.7 and 3.3 points, respectively. In 1994, the strengthening of certain casualty loss reserves involving the 1993 and 1994 underwriting years increased the combined ratio by 1.1 points. This strengthening was confined to a limited number of treaties and reduced net income by $.14 and $.09 per share on a primary and fully diluted basis, respectively.

     The 3.3 point difference in the combined ratio for 1993 was the result of property claim activity related to the runoff of quota share treaties cancelled prior to 1993. Results from these treaties, excluding catastrophe losses, increased the 1993 combined ratio by 4.3 points and reduced primary and fully diluted earnings per share by $.42 and $.33, respectively.

AMORTIZATION OF DEFERRED ACQUISITION COSTS

     The Company's amortization of its deferred acquisition costs increased by 16.9% in 1994 from $28,455,000 to $33,272,000. In 1993, this expense decreased by 17.8% from $34,624,000 in 1992. This expense represents that portion of the costs of obtaining reinsurance business, principally ceding and brokerage commissions, related to the net premiums earned for the year. The 16.9% increase in 1994 is a direct function of the corresponding 14.8% increase in earned premiums. Likewise, the 17.8% decrease in 1993 is a result of a reduction in the Company's net premiums earned as well as a modest shift in the composition of its business to a greater percentage of excess of loss treaties. Excess of loss treaties typically do not provide for ceding commission, which are the largest component of deferred acquisition costs.

INTEREST EXPENSE

     Interest expense increased in 1994 to $3,795,000 from $2,348,000 in 1993. This increase resulted from the inclusion of a full year's interest expense for the $69,000,000 of Convertible Debentures issued on July 27, 1993. From 1992 to 1993, interest expense increased by $985,000 from $1,363,000 primarily as a result of the issuance of the aforementioned convertible debentures.

OTHER OPERATING EXPENSES

     Other operating expenses which include compensation, employee benefits and overhead, increased by $1,607,000 or 16.8% for the year ended December 31, 1994. Included within this increase is $1,134,000 of non-recurring expenses, principally legal and financial advisory costs, associated with the aforementioned pending acquisition by ZRC. The balance of the change relates to normal increases in salaries, pension and travel expenses as well as a full year's amortization of the costs incurred in 1993 in connection with the convertible debenture offering. The 2.4% decrease in other operating expenses from 1992 to 1993 was a result of a reduction in pension expense partially offset by increases in the Company's state and franchise taxes.

INVESTMENT INCOME

     Net investment income, excluding net realized gains, increased 14.6% in 1994, from $18,934,000 to $21,696,000. In 1993, net investment income increased 9.6% over the 1992 level of $17,270,000. These increases were the result of growth in invested assets attributable to cash flow from operations and the proceeds of the 1993 offering of $69,000,000 in convertible debentures. Exclusive of investment income allocable to the proceeds of this offering, the Company's net investment income for the year ended December 31, 1994 increased by 5.8% over the comparable 1993 amount. The pre-tax yield on investments declined in 1994 to 6.6% from 6.7% in 1993 and 7.0% in 1992. On an after-tax basis, the investment yield declined to 5.2% in 1994 from 5.4% in 1993 and 5.7% in 1992. This downward trend in yields is a direct result of the decline in interest rates that occurred during 1993 concurrent with the Company's purchase of more than $105,000,000 in fixed income securities, $52,000,000 of which were purchased from the proceeds of the Company's convertible debenture offering. While interest rates increased progressively through 1994, such increases have not yet offset the impact of the 1993 purchases.

     Net realized investment gains for 1994 were $39,000 versus $694,000 and $342,000 in 1993 and 1992, respectively. The 1993 gains were the result of the Company selectively selling certain taxable securities and replacing them with tax-exempt securities in order to increase after-tax yield.

FEDERAL INCOME TAXES

     For the year ended December 31, 1994, the Company recorded a Federal income tax provision of $195,000 versus tax benefits of $230,000 and $3,490,000 in 1993 and 1992, respectively. As a result of Re Cap's underwriting losses in each of the three years, the Company's pre-tax results include a proportionally higher component of tax-exempt income, thereby reducing the effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1994, the Company had total shareholders' equity of $121,207,000. During 1994, shareholders' equity decreased by $9,566,000 from $130,773,000 at December 31, 1993. This decrease resulted principally from unrealized depreciation on the Company's fixed income portfolio, net of tax, of $15,564,000 offset by net income less cash dividends declared of $5,651,000.

     Effective December 31, 1993, the Company adopted the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In connection therewith, the Company classified its entire portfolio of fixed income securities as available for sale. In accordance with the new standard, these securities are being carried at their market value. The unrealized depreciation on these bonds, net of tax, of $5,103,000 as of December 31, 1994 has been included as a component of shareholders' equity.

     On July 27, 1993, the Company successfully completed an offering of $69,000,000 of the Convertible Debentures. The Convertible Debentures are due on August 1, 2000, and are convertible into common stock of Re Capital at a conversion price of $17.1875 per share. The Company contributed $45,250,000 of the net proceeds of the offering of the Convertible Debentures to the surplus of Re Cap. In addition, $15,000,000 of the net proceeds was used to repay the Company's revolving bank loan, which was then terminated. The balance of the proceeds of approximately $7,000,000 was retained for general corporate purposes. Management believes that the Company has sufficient liquidity to meet its anticipated reinsurance obligations and operating expenses, including debt financing costs and principal repayments.

     On June 1, 1993, the Company announced the suspension of its share repurchase program. This program, which had been ongoing since October 20, 1987, resulted in the aggregate repurchase of 2,378,888 shares at an average price of $11.74. At the time the share repurchase program was suspended, there remained approximately $2,500,000 authorized for future repurchases.

     Cash flow from operations totaled $26,824,000 in 1994, compared to $22,978,000 in 1993. Cash flow in 1994 was increased by approximately $10,000,000 as the result of the restructuring of a cedant trust agreement in the second quarter. The Company anticipates that its cash flow from operations in 1995 will continue to be sufficient to fulfill its operational and financing needs.

     At December 31, 1994, the Company had investments and cash of $342,894,000, a decrease of $1,193,000 or .3% from 1993. This decrease was due principally to cash flow from operations of $26,824,000 net of unrealized depreciation in the fixed income portfolio of $23,583,000 and cash dividends paid to shareholders of $2,184,000.

     In 1993, the Company's invested assets and cash increased by $88,051,000 or 34.4% from the 1992 level. This increase was due to cash flow from operations and the proceeds of the Company's offering of the Convertible Debentures net of the repayment of its bank loan. Also included in this increase was an adjustment to reflect the implementation of SFAS No. 115. In 1993, the Company sold $12,789,000 of fixed income securities. These sales, from the Company's then held-for-sale portfolio, were made to replace certain taxable securities with tax-exempt securities.

     The Company continues to maintain a disciplined investment policy whereby the investment portfolio is invested exclusively in fixed income securities rated "A" or better. This policy is an outgrowth of the Company's investment strategy, which seeks to maximize after-tax investment income through a high-quality, diversified taxable bond and tax-exempt municipal bond portfolio, while maintaining an adequate level of liquidity. Consistent with this policy, the Company has elected to manage its portfolio to maintain yield rather than to pursue a strategy of realizing investment gains. The Company seeks to achieve an appropriate matching of its investments with its reinsurance liabilities. The average effective maturity of the investment portfolio was 3.3 years at December 31, 1994 versus 3.9 years at December 31, 1993.

     As a holding company, the Company's principal sources of cash are cash dividends and tax payments from Re Cap, borrowings and the issuance of equity or debt securities. Generally, dividends that can be paid by Re Cap without the prior approval of the New Jersey Insurance Commissioner are limited for any twelve month period to the lesser of 10% of surplus or net investment income. At December 31, 1994, the surplus of Re Cap was $166,596,000 and net investment income for the year then ended was $21,514,000. Accordingly, dividends for 1994 not requiring prior approval of the New Jersey Insurance Commissioner are limited to approximately $16,660,000. To date, Re Cap has never paid a dividend to the Company. The Company and Re Cap are parties to a tax sharing agreement, which requires Re Cap to compute its hypothetical tax liability on a separate company basis. The amount of such liability, which has historically exceeded the amount of the Company's actual tax liability, is then remitted to the Company. For the years ended December 31, 1994 and 1993, the excess of such payments over actual payments by the Company was approximately $1,380,000 and $1,440,000, respectively.

ACCOUNTING STANDARDS AND REGULATION

     In November 1992, the FASB issued SFAS No. 112, "Employers' Accounting for Post Employment Benefits." SFAS No. 112, which is effective for fiscal years beginning after December 15, 1993, establishes accounting standards for employers who provide benefits to former or inactive employees after employment but before retirement. The Company's adoption of SFAS No. 112, effective January 1, 1994, did not have a material impact on its financial statements.

     In June 1993, the FASB issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement, which was effective for fiscal years beginning after December 15, 1993, requires that securities be classified in one of three categories. Debt securities that the Company has the intent and ability to hold to maturity are to be classified as held to maturity and reported at amortized cost. Debt and equity securities that are held for resale are to be classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not so classified would be considered available for sale and reported at fair value with unrealized gains and losses, net of tax, included in shareholders' equity. As previously noted, the Company elected to adopt this new standard effective December 31, 1993. In connection therewith, the Company classified all of its fixed income portfolio as available for sale and recorded such securities at their market value. The Company's classification of its portfolio as available for sale provides the Company with the flexibility to adjust its portfolio as needed in response to operating, tax and regulatory conditions.

     In December 1993, the National Association of Insurance Commissioners (the "NAIC") adopted final minimum capitalization requirements for property-casualty reinsurance companies known as the Risk-Based Capital model. The NAIC's stated objective in developing these risk-based capital standards is to improve solvency monitoring. Formal implementation of these new minimum capitalization requirements will occur concurrent with the filing of the 1994 annual statement. Management believes that its capital and surplus are adequate to meet the risk-based capital requirements contained in the NAIC's model.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See the Consolidated Financial Statements and Notes thereto and the Schedules on pages F-1 through F-18 and S-1 through S-4 below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS.

     See the information under captions "Election of Directors" and "Directors and Executive Officers" in the Registrant's definitive proxy statement (the "Proxy Statement") for its 1995 Annual Meeting of Shareholders, which is hereby incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

     See the information under the caption "Compensation of Directors and Executive Officers" in the Proxy Statement, which is hereby incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     See the information under the caption "Security Ownership of Principal Stockholders" in the Registrant's special proxy statement (the "Special Proxy Statement") for its Special Meeting of Stockholders to be held to vote on the Merger, which is hereby incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     See the information under the caption "Interests of Certain Persons in the Merger" in the Special Proxy Statement, and information under the caption "Certain Relationships and Related Transactions" in the Proxy Statement, which are hereby incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (A) FINANCIAL STATEMENTS AND SCHEDULES. The Financial Statements and schedules listed in the accompanying Index to Financial Statements and Schedules at page F-1 are filed as part of this Annual Report on Form 10-K, and are included in Item 8.

        EXHIBITS. The exhibits listed in the accompanying Index to Exhibits at page E-1 are filed as part of this Annual Report on Form 10-K.

     (B) REPORTS ON FORM 8-K. A Form 8-K was filed on January 19, 1995, announcing the Company's execution of the Merger Agreement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Stamford, State of Connecticut on the 14th day February, 1995.

                                          RE CAPITAL CORPORATION
                                          (Registrant)

                                          By: /s/  JAMES E. ROBERTS
                                            ------------------------------------
                                              James E. Roberts, President, Chief
                                              Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               NAME                                 CAPACITY                         DATE
- - - - -----------------------------------    -----------------------------------    ------------------

/s/  JAMES E. ROBERTS                  President, Chief Executive Officer      February 14, 1995
- - - - -----------------------------------    and Director (Principal Executive
James E. Roberts                       Officer)

/s/  R. RICHARD MUELLER                Vice President, Chief Financial         February 14, 1995
- - - - -----------------------------------    Officer and Treasurer (Principal
R. Richard Mueller                     Accounting and Financial Officer)
/s/  DENNIS E. HOFFMANN                Chairman and Director                   February 14, 1995
- - - - -----------------------------------
Dennis E. Hoffmann

/s/  DONALD E. CHISHOLM                Vice Chairman and Director              February 14, 1995
- - - - -----------------------------------
Donald E. Chisholm

/s/  GEORGE G. D'AMATO, JR.            Director                                February 14, 1995
- - - - -----------------------------------
George G. D'Amato, Jr.

/s/  HAROLD R. HISER, JR.              Director                                February 14, 1995
- - - - -----------------------------------
Harold R. Hiser, Jr.

/s/  JEAN R. PERRETTE                  Director                                February 14, 1995
- - - - -----------------------------------
Jean R. Perrette

/s/  MAURICE W. SLAYTON                Director                                February 14, 1995
- - - - -----------------------------------
Maurice W. Slayton

/s/  RICHARD R. WEST                   Director                                February 14, 1995
- - - - -----------------------------------
Richard R. West

                                    INDEX TO
                       FINANCIAL STATEMENTS AND SCHEDULES

     The following report and financial statements and schedules of Re Capital Corporation and subsidiaries are included in response to Item 14(a).

                                                                                     PAGE(S)
                                                                                   -----------
REPORT
Report of independent auditors on the consolidated financial statements and
  schedules......................................................................          F-2

FINANCIAL STATEMENTS
Consolidated balance sheets as of December 31, 1994 and 1993.....................          F-3
Consolidated statements of income for the years ended December 31, 1994, 1993
  and 1992.......................................................................          F-4
Consolidated statements of shareholders' equity for the years ended December 31,
  1994, 1993 and 1992...........................................................           F-5
Consolidated statements of cash flows for the years ended December 31, 1994, 1993
  and 1992.......................................................................          F-6
Notes to consolidated financial statements.......................................   F-7 - F-18

SCHEDULES
Schedule II -- Condensed Financial Information of Registrant for the years ended
  December 31, 1994, 1993 and 1992...............................................    S-1 - S-3
Schedule VI -- Supplemental information covering Property/Casualty Insurance
  Operations for the years ended December 31, 1994, 1993 and 1992................          S-4

                   ------------------------------------------

        Schedules other than those listed above have been omitted because the required information is inapplicable or the information is presented in the financial statements or related notes.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Re Capital Corporation

     We have audited the accompanying consolidated balance sheets of Re Capital Corporation and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Re Capital Corporation and subsidiaries at December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As discussed in Note 1 to the consolidated financial statements, the Company made certain accounting changes in 1993 and 1992.

                                          ERNST & YOUNG LLP

New York, New York
February 8, 1995

                    RE CAPITAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1994         1993
                                                                         --------     --------
                                                                         (DOLLARS IN THOUSANDS)
ASSETS
Investments:
  Fixed maturities available for sale, at market value
     (amortized cost: 1994 -- $344,428 and 1993 -- $318,868)...........  $336,696     $334,719
  Short-term...........................................................     5,137        8,676
                                                                         --------     --------
          Total Investments............................................   341,833      343,395
Cash...................................................................     1,061          692
Accrued investment income..............................................     6,612        6,280
Premiums receivable....................................................    64,261       57,227
Reinsurance balances recoverable.......................................    14,829       12,557
Deferred acquisition costs.............................................    13,376       13,389
Funds held by ceding companies.........................................     1,602       11,947
Other assets...........................................................    22,658       13,130
                                                                         --------     --------
          Total Assets.................................................  $466,232     $458,617
                                                                         ========     ========
LIABILITIES
Claims and claim expenses..............................................  $210,397     $200,638
Unearned premiums......................................................    52,221       46,487
Convertible debentures.................................................    69,000       69,000
Other liabilities......................................................    13,407       11,719
                                                                         --------     --------
          Total Liabilities............................................   345,025      327,844

SHAREHOLDERS' EQUITY
Preferred stock, $.10 par value; authorized: 1,000,000 shares; none issued...............................................................
Common stock, $.10 par value; authorized: 50,000,000 shares;
  issued 9,540,174 shares (1994) and 9,536,159 shares (1993)...........       954          954
Additional paid-in capital.............................................    93,242       93,194
Unrealized (depreciation) appreciation on fixed maturities
  available for sale, net of tax.......................................    (5,103)      10,461
Retained earnings......................................................    61,541       55,890
Unearned compensation -- restricted common stock.......................    (1,333)      (1,632)
Treasury stock, at cost: 2,490,284 shares..............................   (28,094)     (28,094)
                                                                         --------     --------
          Total Shareholders' Equity...................................   121,207      130,773
                                                                         --------     --------
          Total Liabilities and Shareholders' Equity...................  $466,232     $458,617
                                                                         ========     ========

                See notes to consolidated financial statements.

                    RE CAPITAL CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                  YEAR ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1994         1993         1992
                                                             --------     --------     --------
                                                                   (IN THOUSANDS, EXCEPT
                                                                      PER SHARE DATA)
REVENUES
Premiums written...........................................  $132,421     $115,814     $121,316
Increase in unearned premiums..............................     3,023        3,133        2,873
                                                             --------     --------     --------
Premiums earned............................................   129,398      112,681      118,443
Net investment income......................................    21,696       18,934       17,270
Net realized investment gains..............................        39          694          342
                                                             --------     --------     --------
  Total Revenues...........................................   151,133      132,309      136,055
EXPENSES
Claims and claim expenses..................................    94,795       84,137       92,319
Amortization of deferred acquisition costs.................    33,272       28,455       34,624
Other operating expenses...................................    11,169        9,562        9,798
Interest expense...........................................     3,795        2,348        1,363
                                                             --------     --------     --------
  Total Expenses...........................................   143,031      124,502      138,104
Income (Loss) before Federal income taxes..................     8,102        7,807       (2,049)
Federal income tax expense (benefit).......................       195         (230)      (3,490)
                                                             --------     --------     --------
  Income before cumulative effect of accounting change.....     7,907        8,037        1,441
Cumulative effect of change in method of accounting for
  income taxes.............................................        --           --          868
                                                             --------     --------     --------
  Net Income...............................................  $  7,907     $  8,037     $  2,309
                                                             ========     ========     ========
PER SHARE DATA
PRIMARY EARNINGS PER SHARE:
Weighted average shares outstanding........................     6,959        6,834        6,533
                                                             ========     ========     ========
Primary earnings per share before cumulative effect of
  accounting change........................................  $   1.14     $   1.18     $   0.22
Cumulative effect of change in method of accounting for
  income taxes.............................................        --           --         0.13
                                                             --------     --------     --------
Primary earnings per share.................................  $   1.14     $   1.18     $   0.35
                                                             ========     ========     ========
FULLY DILUTED EARNINGS PER SHARE:
(assuming conversion of convertible debentures)
Weighted average shares outstanding........................    10,974        8,792        7,074
                                                             ========     ========     ========
Fully diluted earnings per share before cumulative effect
  of accounting change.....................................  $    .95     $   1.06     $   0.22
Cumulative effect of change in method of accounting for
  income taxes.............................................        --           --         0.13
                                                             --------     --------     --------
Fully diluted earnings per share...........................  $    .95     $   1.06     $   0.35
                                                             ========     ========     ========

Cash dividends declared per share..........................  $    .32     $   0.28     $   0.24
                                                             ========     ========     ========

                See notes to consolidated financial statements.

                    RE CAPITAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                             UNREALIZED
                                                           (DEPRECIATION)
                                                            APPRECIATION
                                                              ON FIXED                     UNEARNED
                     SHARES OF                               MATURITIES                 COMPENSATION --
                    COMMON STOCK              ADDITIONAL      AVAILABLE                   RESTRICTED      COMMON        TOTAL
                  ----------------   COMMON    PAID-IN        FOR SALE,      RETAINED       COMMON       STOCK IN   SHAREHOLDERS'
                  ISSUED  TREASURY   STOCK     CAPITAL       NET OF TAX      EARNINGS       STOCK        TREASURY      EQUITY
                  -----   --------   ------   ----------  -----------------  --------   --------------   --------   -------------
                                                                 (IN THOUSANDS)
Balance at
  January 1,
  1992..........  8,817     1,990    $ 882     $ 81,310       $      --      $48,981       $     --      $(21,507)    $ 109,666
Exercise of
  common stock
  options.......                                      2                                                                       2
Treasury shares
  acquired......              499                                                                          (6,569)       (6,569)
Dividends to
 shareholders...                                                              (1,515)                                    (1,515)
Net Income......                                                               2,309                                      2,309
                  -----   -------    -----    ---------        --------      -------        -------      --------   -----------
Balance at
  December 31,
  1992..........  8,817     2,489      882       81,312              --       49,775             --       (28,076)      103,893
Exercise of
  common stock
  options.......      8                  1           93                                                                      94
Treasury shares
  acquired......                1                                                                             (18)          (18)
Dividends to
 shareholders...                                                              (1,922)                                    (1,922)
Exercise of
  convertible
  note
  payable.......    588                 59        9,941                                                                  10,000
Issuance of
  restricted
  common
  stock --
  employees.....    123                 12        1,848                                      (1,860)                         --
Restricted stock
  compensation
  expense --
  employees.....                                                                                228                         228
Net Income......                                                               8,037                                      8,037
Cumulative
  effect, net of
  tax, of a
  change in
  accounting for
  investments in
  debt
  securities....                                                 10,461                                                  10,461
                  -----   -------    -----    ---------        --------      -------        -------      --------   -----------
Balance at
  December 31,
  1993..........  9,536     2,490      954       93,194          10,461       55,890         (1,632)      (28,094)      130,773
Exercise of
  common stock
  options.......                                      4                                                                       4
Dividends to
 shareholders...                                                              (2,256)                                    (2,256)
Issuance of
  restricted
  common
  stock --
  directors.....      4                              44                                         (44)                         --
Restricted stock
  compensation
  expense --
  directors.....                                                                                 33                          33
Restricted stock
  compensation
  expense --
  employees.....                                                                                310                         310
Net Income......                                                               7,907                                      7,907
Decrease in
  unrealized
  appreciation
  on fixed
  maturities
  available for
  sale, net of
  tax...........                                                (15,564)                                                (15,564)
                  -----   -------    -----    ---------        --------      -------        -------      --------     ---------
Balance at
  December 31,
  1994..........  9,540     2,490    $ 954     $ 93,242       $  (5,103)     $61,541       $ (1,333)     $(28,094)    $ 121,207
                  =====   =======    =====    =========       =========      =======       ========      ========     =========

                See notes to consolidated financial statements.

                    RE CAPITAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1994         1993        1992
                                                              --------     --------     -------
                                                                    (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
Net income..................................................  $  7,907     $  8,037     $ 2,309
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Increase in claim liabilities..........................    10,198       19,767       8,592
     Increase in unearned premiums..........................     3,023        3,133       2,873
     Decrease (Increase) in deferred acquisition costs......        13       (1,162)       (306)
     Increase in reinsurance balances, net..................    (6,591)      (8,655)     (7,190)
     Decrease (Increase) in funds held, net.................    10,311         (462)     (1,049)
     (Increase) Decrease in accrued investment income.......      (332)        (963)          1
     Amortization of net investment premium.................     2,192        1,806       1,713
     Net realized investment gains..........................       (39)        (694)       (342)
     Change in deferred tax asset, net......................    (1,647)      (2,243)     (4,946)
     Change in other assets and liabilities, net............     1,789        4,414         408
                                                              --------     --------     -------
  Net Cash Provided by Operating Activities.................    26,824       22,978       2,063

INVESTING ACTIVITIES
Maturities or calls of fixed maturities.....................    22,446       16,622      19,157
Sales of fixed maturities...................................        --       11,380       5,878
Purchases of fixed maturities...............................   (50,158)    (105,280)    (32,901)
Net sales of short-term investments.........................     3,539        2,657       5,297
Net additions to property and equipment.....................      (102)        (364)         (2)
                                                              --------     --------     -------
  Net Cash Used in Investing Activities.....................   (24,275)     (74,985)     (2,571)

FINANCING ACTIVITIES
Cash dividends to shareholders..............................    (2,184)      (1,811)     (1,477)
Net proceeds from issuance of convertible debentures........        --       67,282          --
Acquisition of treasury stock...............................        --          (18)     (6,569)
Short-term debt (repayments) borrowings, net................        --      (14,850)      9,350
Exercise of common stock options............................         4           94           2
                                                              --------     --------     -------
  Net Cash (Used in) Provided by Financing Activities.......    (2,180)      50,697       1,306
                                                              --------     --------     -------
INCREASE (DECREASE) IN CASH.................................       369       (1,310)        798
Cash at Beginning of Year...................................       692        2,002       1,204
                                                              --------     --------     -------
  Cash at End of Year.......................................  $  1,061     $    692     $ 2,002
                                                              ========     ========     =======

                See notes to consolidated financial statements.

                    RE CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1994

NOTE 1  ACCOUNTING POLICIES

     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles which differ from statutory accounting practices prescribed by regulatory authorities for the Company's reinsurance subsidiary, Re Capital Reinsurance Corporation ("Re Cap"). Certain accounts have been reclassified in the 1993 and 1992 financial statements to conform to the 1994 presentation.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Re Capital Corporation (the "Company") and its wholly-owned subsidiaries, principally Re Cap. All material intercompany accounts and transactions have been eliminated in consolidation.

INVESTMENTS

     Effective December 31, 1993, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement requires that securities be classified in one of three categories: held-to-maturity, available-for-sale and/or trading. The Company has categorized all of its fixed income portfolio as available-for-sale and recorded such securities at their market value as determined by quoted market prices. Unrealized appreciation (depreciation) on these securities is recorded as a separate component of shareholders' equity, net of tax.

     Investment income is recognized when earned. Realized gains and losses on sales of investments are recognized in net income on the specific identification basis.

REVENUE RECOGNITION

     Premiums are earned over the terms of the reinsurance contracts. Unearned premiums are computed by pro rata methods based on statistical data or reports received from ceding companies. Premium and commission adjustments are accrued on an estimated basis throughout the policy terms.

ACQUISITION COSTS

     Acquisition costs, consisting of commission and brokerage expenses, are deferred and amortized over the period in which related premiums are earned. Deferred acquisition costs are limited to their estimated realizable value after consideration of anticipated claims and claim expenses and anticipated investment income.

LIABILITIES FOR CLAIMS AND CLAIM EXPENSES

     The liabilities for claims and claim expenses are based on reports and individual case estimates received from ceding companies. An estimate is provided for claims and claim expenses incurred but not reported on the basis of the experience of Re Cap, the reinsurance industry, and of the ceding companies on the business reinsured by Re Cap. Although considerable variability is inherent in such estimates, management believes that the liabilities for unpaid claims and claim expenses are adequate. These estimates are regularly reviewed and as experience develops and new information becomes known, the estimated liabilities are adjusted as necessary. Such adjustments, if any, are reflected in results of operations in the period in which they become known.

                    RE CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 1  ACCOUNTING POLICIES (CONTINUED)

FEDERAL INCOME TAXES

     Federal income tax provisions are based on income reported for financial statement purposes. Deferred Federal income taxes are recognized using the liability method, whereby tax rates are applied to cumulative temporary differences based on when and how they are expected to affect the tax return. Effective January 1, 1992, the Company adopted the provisions of SFAS No. 109, "Accounting for Income Taxes." The cumulative effect of adopting this new standard as of January 1, 1992, was to increase net income for the year ended December 31, 1992 by $868,000, or $.13 per share.

EARNINGS PER SHARE OF COMMON STOCK

     Primary earnings per share of common stock are based on the weighted average number of common shares and common stock equivalents outstanding computed by the "treasury stock" method. Fully diluted earnings per share assumes conversion of dilutive convertible debentures and the assumed exercise of all common stock equivalents.

REINSURANCE

     Effective January 1, 1993, the Company adopted the provisions of SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts." This statement requires the Company to report its statement of financial position gross of the effects of its retrocessional program. Additionally, this standard establishes criteria for determining what constitutes a reinsurance contract for accounting purposes. SFAS No. 113 did not have a material impact on the Company's results of operations.

     On July 22, 1993, the FASB's Emerging Issues Task Force (EITF) issued consensus 93-6, "Accounting for Multiple-Year Retrospectively Rated Contracts by Ceding and Assuming Companies," which established new accounting guidelines for multi-year retrospectively rated reinsurance contracts. These guidelines did not have an impact on the Company's financial statements.

NOTE 2  INVESTMENTS

     Major categories of net investment income are summarized as follows (in thousands):

                                                                YEAR ENDED DECEMBER 31,
                                                            -------------------------------
                                                             1994        1993        1992
                                                            -------     -------     -------
    Fixed maturities......................................  $21,788     $18,757     $17,688
    Short-term investments................................      556         772         781
                                                            -------     -------     -------
                                                             22,344      19,529      18,469
    Net investment expenses...............................     (648)       (595)     (1,199)*
                                                            -------     -------     -------
      Net investment income...............................  $21,696     $18,934     $17,270
                                                            =======     =======     =======

- - - - ---------------
* Includes $575,000 of interest expense related to a commutation payment made by Re Cap.

                    RE CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 2  INVESTMENTS (CONTINUED)

     Realized and unrealized investment gains (losses) were as follows (in thousands):

                                                                     YEAR ENDED DECEMBER 31,
                                                                  -----------------------------
                                                                    1994        1993      1992
                                                                  --------     ------     -----
Net realized gains on calls/sales of fixed maturities...........  $     39     $  694     $ 342
Tax expense.....................................................       (13)      (236)     (116)
                                                                  --------     ------     -----
  Net realized investment gains, net of tax.....................  $     26     $  458     $ 226
                                                                  ========     ======     =====
  Change in unrealized appreciation (depreciation)
     of fixed maturities........................................  $(23,583)    $2,567     $(230)*
                                                                  ========     ======     =====

- - - - ---------------
* Includes $617,000 of unrealized appreciation on securities classified as held for sale and recorded at the lower of amortized cost or market value.

     The amortized cost and estimated market value of debt securities at December 31, 1994 and 1993 are as follows (in thousands):

                                                                  GROSS          GROSS        ESTIMATED
                                                  AMORTIZED     UNREALIZED     UNREALIZED      MARKET
                                                    COST          GAINS          LOSSES         VALUE
                                                  ---------     ----------     ----------     ---------
Municipal securities............................   $159,682       $ 2,751        $ (1,181)     $161,252
Corporate securities............................    105,669           325          (4,800)      101,194
Mortgage- and asset-backed securities...........     51,437             8          (3,280)       48,165
U.S. Treasury and government agency
  securities....................................     27,640            --          (1,555)       26,085
                                                   --------       -------        --------      --------
  December 31, 1994.............................   $344,428       $ 3,084        $(10,816)     $336,696
                                                   ========       =======        ========      ========
Municipal securities............................   $161,922       $10,606        $     --      $172,528
Corporate securities............................     97,164         4,698            (298)      101,564
Mortgage- and asset-backed securities...........     42,079           910             (27)       42,962
U.S. Treasury and government agency
  securities....................................     17,703           177            (215)       17,665
                                                   --------       -------        --------      --------
  December 31, 1993.............................   $318,868       $16,391        $   (540)     $334,719
                                                   ========       =======        ========      ========

     The amortized cost and estimated market value of debt securities at December 31, 1994, by contractual maturity dates are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

                                                                                       ESTIMATED
                                                                         AMORTIZED      MARKET
                                                                           COST          VALUE
                                                                         ---------     ---------
Due in one year or less................................................   $ 15,547      $ 15,616
Due after one year through five years..................................    165,393       164,391
Due after five years through ten years.................................     89,212        85,348
Due after 10 years.....................................................     22,839        23,176
                                                                          --------      --------
                                                                           292,991       288,531
Mortgage- and asset-backed securities..................................     51,437        48,165
                                                                          --------      --------
  Totals...............................................................   $344,428      $336,696
                                                                          ========      ========

                    RE CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 2  INVESTMENTS (CONTINUED)

     There were no gains or losses realized on the sale of investments in 1994. Gross gains of $582,000 and gross losses of $7,000 were realized on the sale of investments during 1993, as compared to realized gross gains of $100,000 in 1992.

NOTE 3  CLAIMS AND CLAIM EXPENSES

     The following table represents an analysis of Re Cap's claims and claim expenses liability, reconciling the beginning and ending liability balances, net of reinsurance recoverable, for the fiscal years ended December 31, 1994, 1993, and 1992.

                                                               1994         1993         1992
                                                             --------     --------     --------
                                                                       (IN THOUSANDS)
Net liability for claims and claim expenses, at the
  beginning of year........................................  $191,599     $172,666     $162,985
Provision for claims and claim expenses occurring in the
  current year.............................................    94,547       87,165       90,684
Increase (Decrease) in estimated losses for claims
  occurring in prior years:
     Commutations..........................................        --           --        2,505
     All other business....................................       248       (3,028)        (870)
                                                             --------     --------     --------
Total increase (decrease)..................................       248       (3,028)       1,635
                                                             --------     --------     --------
  Net incurred claims during the current year..............    94,795       84,137       92,319

Payment for claims and claim expenses occurring during:
     The current year......................................    18,117       13,632       16,715*
     Prior years:
       Commutations........................................        --           --       26,378
       All other business..................................    66,739       51,572       39,545
                                                             --------     --------     --------
                                                               84,856       65,204       82,638
                                                             --------     --------     --------

Net liability for claims and claim expenses, at end of
  year.....................................................   201,538      191,599      172,666

Reinsurance recoverables on unpaid losses and LAE,
  at end of year...........................................     8,859        9,039       12,088
                                                             --------     --------     --------

Gross liability for claims and claim expenses, at end of
  year.....................................................  $210,397     $200,638     $184,754
                                                             ========     ========     ========

- - - - ---------------
* Includes $5.3 million in loss payments related to Hurricanes Andrew and Iniki and the Los Angeles riots.

NOTE 4  CONVERTIBLE DEBENTURES

     On July 27, 1993, the Company completed a public offering of $69,000,000 in convertible debentures (the "Debentures") due August 1, 2000. The Debentures bear interest at 5 1/2% and are convertible into shares of Re Capital Corporation common stock at a price of $17.1875 per share, subject to adjustment in certain circumstances. The Debentures are redeemable at any time on or after August 3, 1996, in whole or in part, at the option of the Company, at a redemption price of 103.14%, decreasing to par at maturity (see Note 13). The expenses incurred in the offering of $1,718,000 were deferred and are being amortized over the life of the

                    RE CAPITAL CORPORATION AND SUBSIDIARIES

Debentures. At December 31, 1994, the fair value of the debentures was approximately $62,790,000 ($72,450,000 at February 8, 1995), based on quoted market prices.

     In October 1991, the Company sold a $10,000,000 convertible note to John Deere Insurance Company ("JDIC"). During 1993, the terms of the convertible note were amended to provide for (i) conversion at $17.00 per share and (ii) a reduction in the stated interest rate to 5 1/2%. On June 15, 1993, JDIC converted the note into 588,235 shares of the Company's common stock.

     Interest paid in 1994 and 1993 was $3,837,000 and $1,078,000, respectively.

NOTE 5  FEDERAL INCOME TAXES

     The provision for Federal income taxes differs from amounts currently payable due to certain items reported for financial statement purposes in periods which differ from those in which they are reported for tax purposes. Federal income tax expense (benefit) consists of the following:

                                                                YEAR ENDED DECEMBER 31,
                                                            -------------------------------
                                                             1994        1993        1992

                                                            -------     -------     -------
                                                                    (IN THOUSANDS)
    Tax on income:
      Current.............................................  $ 1,842     $ 2,013     $  (510)
      Deferred............................................   (1,647)     (2,243)     (2,980)
                                                            -------     -------     -------
           Federal income tax expense (benefit)...........  $   195     $  (230)    $(3,490)
                                                            =======     =======     =======

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets (included in other assets) and liabilities as of December 31, 1994 and 1993 are summarized as follows (in thousands):

                                                                          DECEMBER 31,
                                                                       -------------------
                                                                        1994        1993
                                                                       -------     -------
    Deferred tax assets:
      Loss reserve discounting.......................................  $14,069     $13,608
      Unrealized depreciation on fixed maturities available for
         sale........................................................    2,629          --
      Unearned premiums..............................................    3,202       2,996
      Pension expense................................................    1,970       1,717
      AMT credit carryforwards.......................................    2,206       1,550
      Other..........................................................      474         279
                                                                       -------     -------
         Total deferred tax assets...................................   24,550      20,150
                                                                       -------     -------
    Deferred tax liabilities:
      Unrealized appreciation on fixed maturities available for
         sale........................................................       --       5,390
      Deferred acquisition costs.....................................    4,548       4,552
      Other..........................................................      662         534
                                                                       -------     -------
         Total deferred tax liabilities..............................    5,210      10,476
                                                                       -------     -------
         Net deferred tax assets.....................................  $19,340     $ 9,674
                                                                       =======     =======

     Federal income taxes paid during the years ended December 31, 1994, 1993, and 1992 were $1,720,000, $1,460,000, and $1,923,000, respectively.

                    RE CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 5  FEDERAL INCOME TAXES (CONTINUED)

     The Company's effective income tax rate on income varied from the statutory Federal income tax rate as a result of the following items:

                                                             1994        1993        1992
                                                            -------     -------     -------
                                                                    (IN THOUSANDS)
    Tax expense (benefit) at Federal statutory rate.......  $ 2,755     $ 2,654     $  (696)
    (Decrease) Increase in taxes resulting from:
      Tax-exempt investment income........................   (2,987)     (2,898)     (2,815)
      Other...............................................      427          14          21
                                                            -------     -------     -------
         Federal income tax expense (benefit).............  $   195     $  (230)    $(3,490)
                                                            =======     =======     =======

NOTE 6  EMPLOYEE BENEFITS

RESTRICTED COMMON STOCK

     During 1993, the shareholders of the Company approved the adoption of the Restricted Stock Incentive Compensation Plan (the "Plan"). Under the Plan, certain key employees have been awarded 123,000 shares of the Company's common stock at an aggregate market value of $1,860,000. Such shares vest only upon achievement of certain designated financial performance targets or after ten years, whichever is sooner. The related expense for the Plan was $310,000 and $228,000 for 1994 and 1993, respectively.

STOCK OPTIONS

     The Company's Long-Term Incentive Plan (the "Incentive Plan"), adopted in 1987 and amended in 1992, provides for awarding stock grants and options to key employees. There are a maximum of 1,000,000 shares of common stock issuable under the Incentive Plan, of which 127,678 shares have been granted and 751,935 options have been awarded (net of cumulative forfeitures of 12,088 shares) as of December 31, 1994, including 11,169 options which have been exercised as of December 31, 1994. Options granted, at the market value of the common stock on the date of grant, are as follows (in thousands):

                                                                      1994     1993     1992
                                                                      ----     ----     ----
    Outstanding at beginning of year ($9.325 to $17.875 per
      share)........................................................  743      751      620
    Granted ($14.00 to $14.125 per share)...........................   --       --      141
    Exercised ($9.325 per share)....................................   (1)      (8)      --
    Forfeited.......................................................   (1)      --      (10)
                                                                      ---      ---      ---
    Outstanding at end of year ($9.325 to $17.875 per share)........  741      743      751
                                                                      ===      ===      ===
    Options exercisable.............................................  704      656      576
                                                                      ===      ===      ===
    Shares available for future options.............................  120      120      120
                                                                      ===      ===      ===

STOCK APPRECIATION RIGHTS

     At December 31, 1994, 1993, and 1992, there were 17,687 stock appreciation rights ("SARs") outstanding at an exercise price of $14.525. The SARs are payable in cash or common stock at the Company's option.

                    RE CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 6  EMPLOYEE BENEFITS (CONTINUED)

EMPLOYEES' RETIREMENT PLAN

     In 1990, the Employees' Retirement Plan of Re Capital Corporation (the "Retirement Plan") was adopted. The Retirement Plan is a defined benefit, noncontributory plan covering substantially all full-time employees. Benefits are based on years of credited service and average compensation. The Company's funding policy is to contribute amounts that are necessary to maintain the Retirement Plan on a sound actuarial basis and to meet the minimum funding standards prescribed by law. Assets of the Retirement Plan are invested in trust funds composed of equity and fixed income securities. The components of pension expense applicable to this plan for the years ended December 31, 1994, 1993, and 1992 were as follows (in thousands):

                                                                    1994     1993     1992
                                                                    ----     ----     ----
    Service cost-benefits earned during the year..................  $248     $247     $197
    Interest cost on projected benefit obligation.................    95       87       56
    Actual return on plan assets..................................   (99)     (65)     (46)
    Net amortization and deferral.................................     2       16       14
                                                                    ----     ----     ----
      Net pension expense.........................................  $246     $285     $221
                                                                    ====     ====     ====

     The projected benefit obligation for 1994 and 1993 was determined using assumed discount rates of 8.25% and 7.25%, and assumed compensation increases of 6.25% and 5.5%, respectively. The assumed long-term rate of return on plan assets for both years was 8.25%.

                                                                        RECONCILIATION OF
                                                                       FUNDED STATUS AS OF
                                                                          DECEMBER 31,
                                                                       -------------------
                                                                        1994        1993
                                                                       -------     -------
                                                                         (IN THOUSANDS)
    Actuarial present value of benefit obligations:
      Accumulated benefit obligation, including vested benefits of
         $828,000  and $739,000 in 1994 and 1993, respectively.......  $  (857)    $  (807)
                                                                       =======     =======
    Projected benefit obligation.....................................  $(1,448)    $(1,628)
    Plan assets at fair value........................................    1,294       1,114
                                                                       -------     -------
    Funded status....................................................     (154)       (514)
    Remaining portion of unrecognized net obligation existing at
      January 1, 1990................................................      230         247
    Unrecognized prior service cost..................................     (285)         --
    Unrecognized net loss............................................       53         183
                                                                       -------     -------
      Accrued pension cost included in other liabilities.............  $  (156)    $   (84)
                                                                       =======     =======

SUPPLEMENTAL EMPLOYEE BENEFITS

     In connection with contractual employment arrangements, certain officers of the Company have been granted retirement benefits, net of amounts provided by the Retirement Plan, based on various fixed percentages of final average compensation, as defined. These retirement benefits are accounted for as deferred compensation arrangements and are accrued over the expected periods of employment of the individuals. The liability for these retirement benefits at December 31, 1994 and 1993 aggregated $5,640,000 and $4,880,000, respectively, and the related expense for the years ended December 31, 1994, 1993, and 1992 was $715,000, $461,000, and $1,421,000, respectively.

                    RE CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 6  EMPLOYEE BENEFITS (CONTINUED)
SEVERANCE COMPENSATION ARRANGEMENTS

     The Company has in place severance compensation agreements for two senior officers of the Company which could become effective if a change in control of the Company's outstanding common stock is proposed or occurs. The severance agreements provide for the payment of additional compensation, accelerated pension vesting, and other employee welfare benefits if certain specified "takeover" actions occur without the approval of not less than two-thirds of the Board of Directors prior to such takeover actions.

EMPLOYEE SAVINGS PLAN

     The Company sponsors an employee savings plan (401k) whereby the Company matches 50% of each employee's contribution up to 6% of the employee's salary. The Company's contribution for 1994, 1993, and 1992 were $87,000, $83,000, and $75,000, respectively.

NOTE 7  COMMON STOCK

     On May 20, 1992, the Company's shareholders approved an amendment to the Company's charter increasing the number of authorized shares of common stock from 15,000,000 to 50,000,000. Previously, on May 5, 1987, the Company's shareholders had authorized 1,000,000 shares of a new class of Preferred Stock, par value $.10 per share. The relative rights, preferences and limitations of any issuance of preferred stock are to be determined by the Company's Board of Directors.

     Since October 20, 1987, the Company has announced fourteen stock repurchase programs totalling $30,460,000. As of December 31, 1993, the Company had purchased 2,378,888 shares for approximately $27,916,000, or $11.74 a share, and had $2,544,000 authorized for future repurchases. On June 1, 1993, the Company announced the suspension of its share repurchase program.

NOTE 8  DIVIDEND RESTRICTIONS AND STATUTORY FINANCIAL INFORMATION

     The ability of the Company to pay dividends is largely dependent upon the ability of Re Cap to pay dividends to the Company. Dividends of Re Cap may be paid only out of its statutory surplus. The maximum amount of dividends that may be paid in any twelve-month period without prior approval of the New Jersey Insurance Department is the lesser of net investment income or 10% of statutory surplus. Accordingly, for 1994, dividends are limited to approximately $16,660,000. Loans and advances from Re Cap to the Company are subject to regulatory approval.

     Re Cap's statutory surplus was $166,596,000 and $155,530,000 at December 31, 1994 and 1993, respectively. Re Cap's statutory net income for the years ended December 31, 1994 and 1993 was $11,839,000 and $7,988,000, respectively, as compared to a statutory net loss of $204,000 for the year ended December 31, 1992.

     For Re Cap, the differences between generally accepted accounting principles (GAAP) and statutory accounting practices are the treatment of acquisition costs, deferred income taxes and other deferred charges. The following tables set forth a reconciliation of Re Cap's net income (loss) and statutory surplus, as filed

                    RE CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 8  DIVIDEND RESTRICTIONS AND STATUTORY FINANCIAL INFORMATION (CONTINUED)

with the insurance regulatory authorities, to its net income and shareholders' equity as determined in accordance with GAAP for the years ended and as of December 31 (in thousands):

                                                               1994         1993         1992
                                                             --------     --------     --------
RECONCILIATION OF NET INCOME
Statutory net income (loss) of Re Capital
  Reinsurance Corporation..................................  $ 11,839     $  7,988     $   (204)
Change in deferred acquisition costs.......................       (13)       1,162          306
Provision for deferred income taxes........................       957        1,640        3,632
Cumulative effect of change in accounting for income
  taxes....................................................        --           --          462
Other......................................................        --          (78)        (209)
                                                             --------     --------     --------
GAAP net income of Re Capital Reinsurance Corporation......  $ 12,783     $ 10,712     $  3,987
                                                             ========     ========     ========
RECONCILIATION OF SURPLUS
Statutory capital and surplus of Re Capital
  Reinsurance Corporation..................................  $166,596     $155,530     $102,088
Deferred acquisition costs.................................    13,376       13,389       12,227
Unrealized (depreciation) appreciation of investments, net
  of tax...................................................    (5,091)      10,456           --
Deferred income taxes......................................    15,838       14,882       13,242
Unauthorized reinsurance...................................       862           96          330
Non-admitted assets........................................        44           37            6
Other......................................................        --           --           78
                                                             --------     --------     --------
GAAP shareholders' equity of Re Capital
  Reinsurance Corporation..................................  $191,625     $194,390     $127,971
                                                             ========     ========     ========

NOTE 9  COMMITMENTS AND CONTINGENCIES

     Rental expense for all leases aggregated $1,021,000 in 1994, $944,000 in 1993, and $1,150,000 in 1992. Future minimum payments under noncancelable operating leases at December 31, 1994 are; $1,128,000 in 1995, $1,082,000 in
1996, $935,000 in 1997, $939,000 in 1998, $939,000 in 1999, and $2,041,000
thereafter. Several of the leases have renewable options with rental rate adjustments.

     Re Cap is contingently liable under standby letters of credit totalling $217,000 at December 31, 1994, issued to guarantee its obligations for claim liabilities and unearned premium reserves owed to ceding companies. Fixed income securities with an amortized cost of $408,000 are pledged as collateral to the bank issuing the letters of credit. In addition, fixed income securities with an amortized cost of $107,322,000 are pledged to secure trust agreements with three ceding companies.

NOTE 10  REINSURANCE

     All of Re Cap's premiums written are assumed from other insurance companies. Re Cap also cedes reinsurance to other companies. Risks are reinsured (retroceded) with other companies to permit the recovery of a portion of Re Cap's losses. Re Cap remains liable regardless of whether the reinsuring companies meet their obligations under these reinsurance treaties.

                    RE CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 10  REINSURANCE (CONTINUED)

     The components of the Company's reinsurance balances recoverable at December 31, 1994 and 1993 are summarized as follows (in thousands):

                                                                        1994        1993
                                                                       -------     -------
    Ceded claims and claim expenses..................................  $ 8,859     $ 9,039
    Prepaid reinsurance premiums.....................................    5,135       2,424
    Reinsurance recoverable on paid claims...........................      835       1,094
                                                                       -------     -------
      Reinsurance balances recoverable...............................  $14,829     $12,557
                                                                       =======     =======

     The effect of the Company's retrocessional program on premiums written, premiums earned and claims and claim expenses for the years ended December 31, 1994, 1993 and 1992 are summarized as follows (in thousands):

                                                               1994        1993       1992
                                                              -------     ------     ------
    Ceded premiums written..................................  $11,329     $7,459     $5,668
    Ceded premiums earned...................................    8,618      6,749      5,483
    Ceded claims and claim expenses.........................    4,388      3,209      9,865

NOTE 11  RELATED PARTY TRANSACTIONS

     In 1987, Re Cap entered into an underwriting and claims management agreement with John Deere Insurance Company ("JDIC") under which Re Cap writes certain reinsurance business on behalf of JDIC and assumes 92.5% of such business, and cedes approximately 7.5% of most of its other reinsurance business to JDIC. At December 31, 1994, Deere Insurance's ownership in the Company's common stock was 43.8% of outstanding shares (see Note 13). Significant balances are summarized as follows (in thousands):

                                                                         DECEMBER 31,
                                                                 -----------------------------
                                                                     1994             1993
                                                                 ------------     ------------
    Amounts due Re Cap:
      Premium balances.........................................     $21,524          $18,785
      Ceded claims and claim expenses..........................       7,611            7,370
      Deferred acquisition costs...............................       4,115            2,636
                                                                    -------          -------
              Totals...........................................     $33,250          $28,791
                                                                    =======          =======
    Amounts due JDIC:
      Gross claims and claim expenses..........................     $81,620          $69,375
      Unearned premiums........................................      14,216            8,936
      Other, net...............................................       1,325              575
                                                                    -------          -------
              Totals...........................................     $97,161          $78,886
                                                                    =======          =======

                    RE CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 11  RELATED PARTY TRANSACTIONS (CONTINUED)

                                                                YEAR ENDED DECEMBER 31,
                                                            -------------------------------
                                                             1994        1993        1992
                                                            -------     -------     -------
    Assumed from JDIC:
      Premiums earned.....................................  $51,454     $42,334     $47,415
      Claims and claim expenses...........................   39,562      33,772      38,472
      Amortization of deferred acquisition costs..........   12,538       7,926      11,884
    Ceded to JDIC:
      Premiums earned.....................................  $ 5,731     $ 4,840     $ 4,645
      Claims and claim expenses...........................    3,800       3,330       3,606
      Amortization of deferred acquisition costs..........    1,749       1,435       1,555

     In addition, premiums assumed from two unrelated parties represent 17.9% and 16.5%, respectively, of net written premiums for the year ended December 31, 1994.

NOTE 12  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following is a summary of unaudited quarterly results for the years ended December 31, 1994 and 1993.

                                                                         1994
                                                      -------------------------------------------
                                                        1ST         2ND         3RD         4TH
                                                      QUARTER     QUARTER     QUARTER     QUARTER
                                                      -------     -------     -------     -------
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Premiums earned.....................................  $29,207     $35,020     $32,102     $33,069
Net investment income...............................    5,197       5,346       5,506       5,647
Net realized investment gains (losses)..............       41          (3)          1          --
Net income..........................................    1,537       2,854       2,637         879
Primary earnings per share..........................      .22         .40         .38         .13
Fully diluted earnings per share....................      .20         .31         .30         .13
Cash dividends declared per share...................      .08         .08         .08         .08

                                                                         1993
                                                      -------------------------------------------
                                                        1ST         2ND         3RD         4TH
                                                      QUARTER     QUARTER     QUARTER     QUARTER
                                                      -------     -------     -------     -------
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Premiums earned.....................................  $28,732     $29,624     $27,007     $27,318
Net investment income...............................    4,383       4,510       4,907       5,134
Net realized investment gains.......................       --         388         306          --
Net income..........................................    2,008       2,851       1,321       1,857
Primary earnings per share..........................      .31         .43         .19         .26
Fully diluted earnings per share....................      .31         .43         .18         .22
Cash dividends declared per share...................      .07         .07         .07         .07

                    RE CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 13  SUBSEQUENT EVENT

     On January 11, 1995, the Company entered into an Agreement and Plan of Merger with Zurich Reinsurance Centre Holdings, Inc. ("ZRC") and ZRC Merger-Sub Corp., a wholly owned subsidiary of ZRC.

     Under the terms of the agreement, shareholders of the Company's common stock will receive cash consideration of $18.50 per share, and ZRC will assume all obligations under the Company's existing 5 1/2% Convertible Debentures that are not converted into common shares prior to the closing. The transaction, expected to be completed in the first half of 1995, is conditioned upon approval by the Company's stockholders, certain state insurance regulatory approvals and certain other customary conditions and approvals. Deere Insurance, owner of 43.8% of the Company's outstanding shares of common stock, has agreed to vote that stock in favor of the acquisition.

                                                                     SCHEDULE II

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                             RE CAPITAL CORPORATION
                                (PARENT COMPANY)

                                 BALANCE SHEETS

                                                                              DECEMBER 31
                                                                         ---------------------
                                                                           1994         1993
                                                                         --------     --------
                                                                              (DOLLARS IN
                                                                              THOUSANDS)
ASSETS
  Fixed maturities available for sale, at market value (amortized cost,
     1994 -- $2,998 and 1993 -- $3,001)................................  $  2,980     $  3,009
  Short-term investments...............................................        --        3,954
  Investment in subsidiaries...........................................   191,421      194,187
  Deferred debt issuance costs.........................................     1,370        1,616
  Other assets.........................................................     2,491        1,669
                                                                         --------     --------
          Total Assets.................................................  $198,262     $204,435
                                                                         ========     ========
LIABILITIES
  Convertible debentures...............................................  $ 69,000     $ 69,000
  Due to subsidiaries..................................................     4,321        1,551
  Interest payable.....................................................     1,581        1,623
  Other liabilities....................................................     2,153        1,488
                                                                         --------     --------
          Total Liabilities............................................    77,055       73,662

SHAREHOLDERS' EQUITY
  Preferred stock, $.10 par value; authorized:
     1,000,000 shares, none issued.....................................
  Common stock, $.10 par value; authorized:
     50,000,000 shares, issued: 9,540,174 shares (1994)
     and 9,536,159 shares (1993).......................................       954          954
  Additional paid-in capital...........................................    93,242       93,194
  Unrealized (depreciation) appreciation on fixed maturities
     available for sale, net of tax....................................    (5,103)      10,461
  Retained earnings....................................................    61,541       55,890
  Unearned compensation -- restricted common stock.....................    (1,333)      (1,632)
  Treasury stock, at cost: 2,490,284 shares............................   (28,094)     (28,094)
                                                                         --------     --------
          Total Shareholders' Equity...................................   121,207      130,773
                                                                         --------     --------
          Total Liabilities and Shareholders' Equity...................  $198,262     $204,435
                                                                         ========     ========

                             RE CAPITAL CORPORATION
                                (PARENT COMPANY)

                            STATEMENTS OF OPERATIONS

                                                                     YEAR ENDED DECEMBER 31,
                                                                   ----------------------------
                                                                    1994       1993       1992
                                                                   ------     ------     ------
                                                                          (IN THOUSANDS)
REVENUES
  Interest income................................................  $  182     $  129     $   24
                                                                   ------     ------     ------
          Total..................................................     182        129         24
                                                                   ------     ------     ------
EXPENSES
  Interest expense...............................................   3,795      2,348      1,363
  Legal and consulting expenses..................................   1,066        261        313
  Other operating expenses.......................................   2,105      1,541      1,483
                                                                   ------     ------     ------
          Total..................................................   6,966      4,150      3,159
                                                                   ------     ------     ------
  Loss before Federal income tax benefit.........................  (6,784)    (4,021)    (3,135)
  Federal income tax benefit.....................................  (1,910)    (1,354)    (1,057)
                                                                   ------     ------     ------
  Loss before equity in net income of consolidated
     subsidiaries................................................  (4,874)    (2,667)    (2,078)
  Equity in net income of consolidated subsidiaries..............  12,781     10,704      3,519
                                                                   ------     ------     ------
  Income before cumulative effect of accounting change...........   7,907      8,037      1,441
  Cumulative effect of change in method of accounting for
     income taxes................................................      --         --        868
                                                                   ------     ------     ------
          Net Income.............................................  $7,907     $8,037     $2,309
                                                                   ======     ======     ======

                             RE CAPITAL CORPORATION
                                (PARENT COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31,
                                                               --------------------------------
                                                                1994         1993        1992
                                                               -------     --------     -------
                                                                        (IN THOUSANDS)
OPERATING ACTIVITIES
          Net Cash (Used in) Provided by Operating
            Activities.......................................  $(1,757)    $  1,561     $(1,228)

INVESTING ACTIVITIES
  Purchases of fixed maturities..............................       --       (3,002)         --
  Net sales (purchases) of short-term investments............    3,954       (3,954)         --
  Net additions to property and equipment....................      (17)        (120)        (55)
                                                               -------     --------     -------
          Net Cash Provided by (Used in) Investing
            Activities.......................................    3,937       (7,076)        (55)

FINANCING ACTIVITIES
  Cash dividends to shareholders.............................   (2,184)      (1,811)     (1,477)
  Net proceeds from issuance of convertible debentures.......       --       67,282          --
  Acquisition of treasury stock..............................       --          (18)     (6,569)
  Short-term debt (repayments) borrowings, net...............       --      (14,850)      9,350
  Exercise of common stock options...........................        4           94           2
  Surplus contribution to subsidiary.........................       --      (45,250)         --
                                                               -------     --------     -------
          Net Cash (Used in) Provided by Financing
            Activities.......................................   (2,180)       5,447       1,306
                                                               -------     --------     -------
  (Decrease) Increase in Cash................................       --          (68)         23
  Cash at Beginning of Year..................................       --           68          45
                                                               -------     --------     -------
          Cash at End of Year................................  $    --     $     --     $    68
                                                               =======     ========     =======

                                                                     SCHEDULE VI

                    RE CAPITAL CORPORATION AND SUBSIDIARIES
                          YEAR ENDED DECEMBER 31, 1994

   SUPPLEMENTAL INFORMATION CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS
                                 (IN THOUSANDS)

                                                                                                           COLUMN H
                                                                                                       -----------------
                                                                                                        CLAIMS & CLAIM
                                     COLUMN C                                                             ADJUSTMENT
                      COLUMN B     -------------    COLUMN D                                               EXPENSES
     COLUMN A        -----------   RESERVES FOR    -----------                             COLUMN G    INCURRED RELATED
- - - - -------------------   DEFERRED     UNPAID CLAIMS    DISCOUNT      COLUMN E     COLUMN F   ----------          TO
    AFFILIATION        POLICY        AND CLAIM       IF ANY,     -----------   --------      NET         (1)       (2)
       WITH          ACQUISITION    ADJUSTMENT     DEDUCTED IN    UNEARNED      EARNED    INVESTMENT   CURRENT    PRIOR
    REGISTRANT          COSTS       EXPENSES(*)     COLUMN C     PREMIUMS(*)   PREMIUMS     INCOME      YEAR      YEARS
- - - - -------------------  -----------   -------------   -----------   -----------   --------   ----------   -------   -------
1994
Consolidated
  Property/Casualty
  Entities.........    $13,376       $ 210,397        $   0        $52,221     $129,398    $ 21,514    $94,547   $   248
                     ==========    =============   ==========    ============  =========  =========    ========  ========
1993
Consolidated
  Property/Casualty
  Entities.........    $13,389       $ 200,638        $   0        $46,487     $112,681    $ 18,805    $87,165   $(3,028)
                     ==========    =============   ==========    ============  =========  =========    ========  ========
1992
Consolidated
  Property/Casualty
  Entities.........    $12,227       $ 184,754        $   0        $42,644     $118,443    $ 17,245    $90,684   $ 1,635
                     ==========    =============   ==========    ============  =========  =========    ========  ========


                          COLUMN I          COLUMN J
                     -------------------   -----------
     COLUMN A           AMORTIZATION          PAID
- - - - -------------------      OF DEFERRED         CLAIMS      COLUMN K
    AFFILIATION            POLICY           AND CLAIM    ---------
       WITH              ACQUISITION       ADJUSTMENT    PREMIUMS
    REGISTRANT              COSTS           EXPENSES      WRITTEN
- - - - -------------------  -------------------   -----------   ---------
1994
Consolidated
  Property/Casualty
  Entities.........        $33,272           $84,856     $132,421
                     =================     ===========   ==========
1993
Consolidated
  Property/Casualty
  Entities.........        $28,455           $65,204     $115,814
                     =================     ===========   ==========
1992
Consolidated
  Property/Casualty
  Entities.........        $34,624           $82,638     $121,316
                     =================     ===========   ==========

- - - - ---------------
(*) 1992 balances have been reclassified for comparative purposes to reflect the provisions of SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts."

                               INDEX TO EXHIBITS

    ITEM                                      EXHIBIT                                  PAGE
- - - - ------------  -----------------------------------------------------------------------  ----
(3)(a)(1)     Restated Certificate of Incorporation of Re Capital Corporation.
              (Incorporated by reference to Appendix B of Re Capital Corporation's
              Proxy Statement for 1989 Annual Meeting of Shareholders.)
(3)(a)(2)     December 29, 1992 amendment to the Restated Certificate of
              Incorporation of Re Capital Corporation. (Incorporated by reference to
              Exhibit 3(a)(2) of Re Capital Corporation's Form 10-K for the year ended December 31, 1992.)
(3)(b)        By-Laws of Re Capital Corporation. (Incorporated by reference to
              Exhibit 3(b) of Re Capital Corporation's Form 10-K for the year ended
              December 31, 1991.)
(10)(a)       Letter Agreement, dated June 16, 1986, by and between Re Capital
              Reinsurance Corporation and Conning & Company relating to financial advisory and portfolio management services provided by Conning &
              Company. (Incorporated by reference to Exhibit 10-17 of Re Capital
              Corporation's Registration Statement No. 33-8680 on Form S-2.)
(10)(b)       Lease, dated September 16, 1986, between Stamford New-Urban Associates and Re Capital Corporation. (Incorporated by reference to Exhibit
              (10)(v) of Re Capital Corporation's Form 10-K for the year ended
              December 31, 1986.)
(10)(c)#      Long-Term Incentive Compensation Plan of Re Capital Corporation, as
              amended as of May 20, 1992. (Incorporated by reference to Exhibit 10(c)
              of Re Capital Corporation's Form 10-K for the year ended December 31,
              1992.)
(10)(d)#      Restricted Stock Incentive Compensation Plan of Re Capital Corporation.
              (Incorporated by reference to Exhibit A of Re Capital Corporation's
              Proxy Statement for the 1993 Annual Meeting of Shareholders.)
(10)(e)       Multiple Line Quota Share Retrocessional Agreement, No. 80A, between
              John Deere Insurance Company and Re Capital Reinsurance Corporation.
              (Incorporated by reference to Exhibit 10(z) of Re Capital Corporation's
              Form 10-K for the year ended December 31, 1987.)
(10)(f)       Multiple Line Quota Share Retrocessional Agreement Policy, No. 050187,
              between John Deere Insurance Company and Re Capital Reinsurance
              Corporation. (Incorporated by reference to Exhibit 10(aa) of Re Capital
              Corporation's Form 10-K for the year ended December 31, 1987.)
(10)(g)       Amended and Restated Tax Allocation Agreement, dated as of January 1,
              1993, among Re Capital Corporation, Re Capital Reinsurance Corporation
              and RCI Systems, Inc. (Incorporated by reference to Exhibit 10(i) of Re
              Capital Corporation's Form 10-K for the year ended December 31, 1992.)
(10)(h)       Underwriting and Claims Management Services Agreement, made as of May
              1, 1987, between John Deere Insurance Company and Re Capital
              Reinsurance Corporation, as amended by Endorsements 1 through 6.
              (Incorporated by reference to Exhibit 10(s) of Re Capital Corporation's
              Form 10-K for the year ended December 31, 1988.)
(10)(i)#      Amended and Restated Employment Agreement, dated as of March 6, 1991, between Re Capital Corporation and Donald E. Chisholm. (Incorporated by
              reference to Exhibit 10(o) of Re Capital Corporation's Form 10-K for
              the year ended December 31, 1990.)
(10)(j)#      Amended and Restated Employment Agreement, dated as of June 1, 1988, between Re Capital Corporation and James E. Roberts. (Incorporated by
              reference to Exhibit 10(u) of Re Capital Corporation's Form 10-K for
              the year ended December 31, 1988.) (Agreement with David C. Smith is identical.)
(10)(k)#      Severance Compensation Agreement, dated as of February 15, 1989, between Re Capital Corporation and James E. Roberts. (Incorporated by
              reference to Exhibit 10(y) of Re Capital Corporation's Form 10-K for
              the year ended December 31, 1988.) (Agreement with David C. Smith is identical.)
(10)(l)#      Amendment Agreement, dated as of January 15, 1990, amending Exhibit
              (10)(j) hereto. (Incorporated by reference to Exhibit 10(y) of Re
              Capital Corporation's Form 10-K for the year ended December 31, 1989.)
              (Agreement with David C. Smith is identical.)

    ITEM                                      EXHIBIT                                  PAGE
- - - - ------------  -----------------------------------------------------------------------  ----
(10)(m)       Endorsement 7, amending Exhibit 10(h) hereto, effective January 1,
              1990. (Incorporated by reference to Re Capital Corporation's Form 10-K for the year ended December 31, 1989.)
(10)(n)#      Employees' Retirement Plan of Re Capital Corporation. (Incorporated by
              reference to Re Capital Corporation's Form 10-Q for the quarter-year ended September 30, 1990.)
(10)(o)#      Employees' Retirement Plan of Re Capital Corporation -- Trust
              Agreement, dated as of November 1, 1990, between Re Capital Corporation and Union Trust Company. (Incorporated by reference to Re Capital
              Corporation's Form 10-Q for the quarter-year ended September 30, 1990.)
(10)(p)       Right of First Refusal Agreement, dated as of October 31, 1990, among
              John Deere Insurance Group, Inc., John Deere Insurance Company, Tahoe
              Insurance Company, Rock River Insurance Company and Re Capital
              Corporation. (Incorporated by reference to Re Capital Corporation's
              Form 10-Q for the quarter-year ended September 30, 1990.)
(10)(q)       Amendment Agreement, dated as of December 20, 1990, amending Exhibit
              10(f). (Incorporated by reference to Exhibit 10(dd) of Re Capital
              Corporation's Form 10-K for the year ended December 31, 1990.)
(10)(r)       Amendment Agreement, dated as of December 20, 1990, amending Exhibit
              10(e). (Incorporated by reference to Exhibit 10(ee) of Re Capital
              Corporation's Form 10-K for the year ended December 31, 1990.)
(10)(s)       Endorsement 8, amending Exhibit 10(h) hereto, effective January 1,
              1991. (Incorporated by reference to Exhibit 10(v) of the Re Capital
              Corporation's Form 10-K for the year ended December 31, 1991.)
(10)(t)       Right of First Acceptance Agreement, dated June 9, 1993, between John
              Deere Insurance Group, Inc. and Re Capital Reinsurance Corporation.
              (Incorporated by reference to Exhibit 10.22 of Re Capital Corporation's
              Registration Statement No. 33-63590 on Form S-2).
(10)(u)#      Amendment Agreement, dated as of March 29, 1994, amending Exhibit         E-3
              10(j). (Agreement with David C. Smith is identical.)
(10)(v)       Agreement and Plan of Merger dated as of January 11, 1995 among Zurich
              Reinsurance Centre Holdings, Inc., ZRC Merger-Sub Corp. and the
              Registrant. (Incorporated by reference to Exhibit 1 of Re Capital
              Corporation's Form 8-K dated as of January 11, 1995, filed on January
              19, 1995.)
(10)(w)       Option and Voting Agreement between Zurich Reinsurance Centre Holdings,
              Inc. and John Deere Insurance Group, Inc. (Incorporated by reference to
              Exhibit 2 of Re Capital Corporation's Form 8-K dated as of January 11,
              1995, filed on January 19, 1995.)
(11)          Statement regarding computation of earnings per share.                    E-4
(12)          Statement regarding ratio of earnings to fixed charges.                   E-5
(22)          Subsidiaries of Re Capital Corporation: Re Capital Reinsurance
              Corporation (N.J.) and RCI Systems, Inc. (Delaware)
(24)          Consent of Independent Auditors relating to Form S-8 filed on December    E-6
              13, 1990.
(29)          Schedule P filed by Re Capital Reinsurance Corporation with state           *
              regulatory authorities.
(99)          Special Proxy Statement for Re Capital Corporation's Special Meeting of
              Stockholders to be held to vote on the Agreement and Plan of Merger.
              (Incorporated by reference to the Special Proxy Statement.)

- - - - ---------------
* Filed under cover of Form SE.

# A management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of this report.